Form 10-Q
period 1993-12-31
CRSS INC
filed 1994-02-08
CIK 25941

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


{X}      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1993


                                       OR

{  }     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________to__________________

Commission File Number 1-7477

                                   CRSS INC.
             (Exact Name of registrant as specified in its Charter)


                  DELAWARE                                                 74-1677382
          (State or other jurisdiction of                                  (I.R.S. Employer
          incorporation or organization)                                   Identification Number)


1177 WEST LOOP SOUTH, SUITE 800, HOUSTON, TEXAS                                   77027
   (Address of Principal Executive Offices)                                      (Zip Code)


       Registrant's telephone number, including area code  (713) 552-2000

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes  X  No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


   Class of Common Stock                    Outstanding at  February 4, 1994
- ----------------------------              ------------------------------------
       $1 Par Value                                     12,776,808

                           CRSS INC. AND SUBSIDIARIES

                                   FORM 10-Q

                               DECEMBER 31, 1993


                                     INDEX


                                                                            PAGE
                                                                            ----
NUMBER
- ------

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheet-
          December 31, 1993 and June 30, 1993  . . . . . . . . . . . . . .     1

         Consolidated Statement of Operations-Three and
          Six Months Ended December 31, 1993 and 1992 . . . . . . . . . . .    2

         Consolidated Statement of Cash Flows-Six Months Ended
          December 31, 1993 and 1992  . . . . . . . . . . . . . . . . . . .    3

         Notes to Consolidated Financial Statements . . . . . . . . . . . .    4

Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations. . . . . . . . . . .    6

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . .  11

PART I. FINANCIAL INFORMATION

         ITEM I. CONSOLIDATED FINANCIAL STATEMENTS

                           CRSS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

(DOLLARS IN THOUSANDS)
                                                                         December 31, 1993   June 30, 1993
                                                                         -----------------   -------------
                                                                            (unaudited)
ASSETS
Current assets:
         Cash and cash equivalents                                            $ 12,216          $ 49,327
         Receivables, net                                                      124,120           118,032
         Deferred income taxes                                                  14,477            14,591
         Prepaid expenses and other assets                                       6,141             2,749
         Net current assets from discontinued operations                         5,159             5,497
                                                                              --------          --------
                  Total current assets                                         162,113           190,196
Property and equipment, net                                                     87,575            90,475
Net noncurrent assets from discontinued operations                               9,747             9,747
Other assets:
         Long-term investments                                                  65,788            29,810
         Deferred charges and other                                              3,990             3,858
                                                                              --------          --------
                                                                                69,778            33,668
                                                                              --------          --------
                                                                              $329,213          $324,086
                                                                              ========          ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
         Accounts payable and accrued expenses                                 $68,030           $68,053
         Current portion of long-term obligations                               12,194             2,595
         Amounts billed in excess of revenues
             recognized on contracts in process                                 16,709            25,813
         Other current liabilities                                              18,318            22,836
                                                                              --------          --------
                  Total current liabilities                                    115,251           119,297
Non-recourse project financing                                                  62,093            63,238
Other long-term obligations                                                     13,876            12,798
Deferred income taxes                                                           36,576            35,275
Minority interest in common stock of subsidiary subject to put                  13,209             7,084
Shareholders' equity:
         Preferred stock, no par value, 2,000,000 shares authorized
                  but unissued                                                       -                 -
         Common stock, $l.00 par value, 50,000,000 shares authorized;
                  issued December 31, 1993 - 16,308,000 shares and
                  June 30, 1993 - 16,289,000 shares                             16,308            16,289
         Additional paid-in capital                                             68,172            68,054
         Retained earnings                                                      30,693            29,244
                                                                              --------          --------
                                                                               115,173           113,587
         Treasury stock, at cost, 3,559,000 shares at December 31, 1993
                  and June 30, 1993                                            (26,826)          (26,822)
         Other                                                                    (139)             (371)
                                                                              --------          --------
                                                                                88,208            86,394
                                                                              --------          --------
                                                                              $329,213          $324,086
                                                                              ========          ========

See Notes to Unaudited Consolidated Financial Statements.

                           CRSS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                           Three Months Ended                  Six Months Ended
                                                              December 31,                        December 31,
                                                         1993              1992              1993              1992
                                                       --------          --------          --------          --------
Gross revenues                                         $148,102          $151,376          $292,193          $269,580
Subcontract and procurement costs                        93,457            85,624           180,564           149,860
                                                       --------          --------          --------          --------
Operating revenues                                       54,645            65,752           111,629           119,720

Costs and expenses:
         Direct                                          29,330            30,669            59,914            58,810
         Operating                                       25,713            30,321            51,368            59,417
                                                       --------          --------          --------          --------
                                                         55,043            60,990           111,282           118,227

Equity income in affiliates                               4,632             2,179             7,586             3,024

Operating income from continuing operations               4,234             6,941             7,933             4,517

Other income (expense):
         Non-operating income                               205               817               490             1,848
         Interest expense                                (1,967)           (1,971)           (3,856)           (3,928)
         Minority interest                                 (279)             (915)             (468)             (959)
                                                       --------          --------          --------          --------
                                                         (2,041)           (2,069)           (3,834)           (3,039)
                                                       --------          --------          --------          --------

Earnings from continuing operations before income tax     2,193             4,872             4,099             1,478

Income tax                                                1,009             2,091             1,885               665
                                                       --------          --------          --------          --------

Earnings from continuing operations                       1,184             2,781             2,214               813

Cumulative effect of changes in accounting principles         -                 -                 -            (8,575)
                                                       --------          --------          --------          --------
Net earnings (loss)                                    $  1,184          $  2,781          $  2,214          ($ 7,762)
                                                       ========          ========          ========          ========
Primary and fully diluted earnings per common share :
         Earnings from continuing operations           $   0.09          $   0.21          $   0.17          $   0.06
         Net earnings (loss)                           $   0.09          $   0.21          $   0.17          ($  0.59)

Weighted average common shares outstanding               13,013            13,075            13,010            13,212
                                                       ========          ========          ========          ========

Dividends per common share                             $   0.03          $   0.03          $   0.06          $   0.06
                                                       ========          ========          ========          ========

See Notes to Unaudited Consolidated Financial Statements.

                           CRSS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

(DOLLARS IN THOUSANDS)                                                             SIX MONTHS ENDED
                                                                                      DECEMBER 31,
                                                                                1993              1992
                                                                               --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Earnings from continuing operations                                            $  2,214         $    813
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
         PROVIDED BY OPERATING ACTIVITIES:
         Deferred income taxes                                                    1,415              366
         Depreciation and amortization                                            3,795            4,242
         Equity income in affiliates                                             (7,586)          (3,024)
         Increase in receivables                                                 (6,088)         (27,556)
         Increase in prepaid expenses, deferred charges and other assets         (3,524)            (954)
         Increase (decrease) in accounts payable and accrued expenses               (23)          32,088
         Increase (decrease) in amounts billed in excess of revenues
           recognized on contracts in process                                    (9,104)           4,065
         Increase (decrease) in other current liabilities                        (4,518)           2,924
         Distributions from affiliates                                            3,244            1,300
         Other operating activities                                                 344               29
                                                                               --------         --------
         Net  cash provided by (used in) operating activities                   (19,831)          14,293

CASH FLOWS FROM INVESTING ACTIVITIES:
         Additions to property and equipment                                       (966)          (2,288)
         Investment in affiliates                                               (24,300)          (7,077)
         Advances to discontinued operations                                          -             (900)
         Payments and distributions from discontinued operations                    338            4,515
         Other investing activities                                                 (42)            (471)
                                                                               --------         --------
         Net cash used in investing activities                                  (24,970)          (6,221)

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from short-term borrowings                                      9,500                -
         Payments on long-term obligations                                       (1,046)          (1,788)
         Purchase of treasury shares                                                  -           (1,355)
         Dividends paid on common stock                                            (764)            (769)
                                                                               --------         --------
         Net cash provided by (used in) financing activities                      7,690           (3,912)
                                                                               --------         --------
Net increase (decrease) in cash and cash equivalents                            (37,111)           4,160
Cash and cash equivalents at beginning of period                                 49,327           31,233
                                                                               --------         --------
Cash and cash equivalents at end of period                                     $ 12,216         $ 35,393
                                                                               ========         ========

See Notes to Unaudited Consolidated Financial Statements.

                           CRSS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



NOTE 1.  BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position of CRSS Inc. and subsidiaries ("Company") as of December 31, 1993, the results of operations for the three and six months ended December 31, 1993 and 1992 and cash flows for the six months ended December 31, 1993 and 1992. All adjustments are of a normal recurring nature. These unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the June 30, 1993 Annual Report to Shareholders. The results of operations for the three and six month periods ended December 31, 1993 are not necessarily indicative of the results to be expected for the full fiscal year. Certain amounts in the prior period Consolidated Financial Statements have been reclassified to conform to the current year presentation.

NOTE 2.  UNCONSOLIDATED AFFILIATES

CRSS Capital Inc. ("CRSS Capital") has a 50.0 percent partnership interest in the Hopewell, Appomattox, and Naheola facilities and a 47.5 percent partnership interest in the Westwood facility. The partnership interests are accounted for using the equity method.

Summarized financial information of the power and cogeneration limited partnerships at 100 percent follows. Summarized financial information for the three and six months ended December 31, 1992 includes results for the Westwood and Hopewell facilities in addition to results for the Appomattox facility beginning on the acquisition date of October 27, 1992. Summarized financial information for the three and six months ended December 31, 1993 also includes results for the Naheola facility which became operational in March 1993.


                                             Three Months Ended              Three Months Ended
(dollars in thousands)                       December 31, 1993               December 31, 1992
                                             -----------------               -----------------
Operating revenues                           $   54,807                      $   23,986
Earnings from operations                         20,685                          10,517
Net earnings                                      9,325                           4,307

                                             Six Months Ended                Six Months Ended
                                             December 31, 1993               December 31, 1992
                                             -----------------               -----------------
Operating revenues                           $   89,546                      $   39,712
Earnings from operations                         38,374                          17,786
Net earnings                                     15,237                           6,018


CRSS Capital also has a 100 percent interest in the three 18-megawatt Viking facilities, the accounts of which are consolidated in the CRSS Consolidated Financial Statements.

NOTE 3.  SUBSEQUENT EVENT

On January 31, 1994, the Company (via redemption by CRSS Capital) repurchased all of the common stock of CRSS Capital owned by Paribas North America, Inc., the 19 percent minority interest owner. The purchase price of $17,000,000 was funded from available cash in addition to borrowings of $13,000,000 obtained under the revolving credit facility maintained by the Company.

The acquisition will be accounted for using the purchase method of accounting. The following unaudited proforma condensed consolidated balance sheet as of December 31, 1993, which gives effect to the acquisition as if it had occurred on that date, reflects adjustments made to the historical financial statements for, (i) the $17,000,000 purchase price paid for minority interest of $13,209,000 with resulting goodwill of $3,791,000 and (ii) borrowings of $13,000,000 to finance the acquisition.

(in thousands)
Cash and cash equivalents                               $    8,216
Receivables, net                                           124,120
Other current assets                                        25,777
                                                        ----------
   Total current assets                                    158,113

Property and equipment, net                                 87,575
Long-term investments                                       65,788
Deferred charges and other noncurrent assets                17,528
                                                        ----------

                                                          $329,004
                                                        ==========

Accounts payable and accrued expenses                   $   68,030
Other current liabilities                                   47,221
                                                        ----------
   Total current liabilities                               115,251

Non-recourse project financing                              62,093
Other long-term obligations                                 26,876
Deferred income taxes                                       36,576
Shareholders' equity                                        88,208
                                                        ----------

                                                        $  329,004
                                                        ==========

The following unaudited proforma consolidated results of operations for the six months ended December 31, 1993 and for the year ended June 30, 1993, which give effect to the acquisition as if it had occurred on July 1, 1992, reflects adjustments made to the historical financial statements for, (i) amortization of goodwill ($3,791,000) over a 20 year period, (ii) interest expense on additional borrowings of $13,000,000 at a rate of 4.875 percent per annum (LIBOR plus 1.125 percent), (iii) additional 19 percent of net earnings of CRSS Capital, and (iv) related income tax adjustments.


                                                        Six months ended         Year ended
(in thousands)                                          December 31,1993        June 30, 1993
                                                        ----------------        -------------
Gross revenues                                               $292,193            $  546,304
Subcontract and procurement costs                             180,564               298,238
                                                           ----------             ---------
Operating revenues                                            111,629               248,066

Costs and expenses:
   Direct                                                      59,914               126,870
   Operating                                                   51,463               118,179
                                                           ----------             ---------
                                                              111,377               245,049

Equity income in affiliates                                     7,586                 8,038
                                                           ----------             ---------

Operating income                                                7,838                11,055
Non-operating income                                              490                 3,739
Interest expense                                               (4,173)               (8,462)
                                                           ----------             ---------

Earnings from continuing operations
   before income tax                                            4,155                 6,332
Income tax                                                     (1,765)               (2,549)
                                                           ----------             ---------

Earnings from continuing operations                        $    2,390             $   3,783
                                                           ==========             =========

Primary and fully diluted earnings per common
   share from continuing operations                        $     0.18             $    0.29
                                                           ==========             =========

Weighted average shares outstanding                            13,010                13,138
                                                           ==========             =========




                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

CONTINUING OPERATIONS
Consolidated gross revenues from continuing operations for the second quarter of fiscal 1994 were $148.1 million versus $151.4 million for the corresponding quarter of the prior fiscal year. Gross revenues for the six months ended December 31, 1993 were $292.2 million versus $269.6 million for the corresponding period of the prior fiscal year. The three and six months ended December 31, 1992 included revenue earned by CRSS Capital, the independent power and cogeneration subsidiary, in conjunction with the completion of project development activities and term financing for the $70.6 million Appomattox Cogeneration facility ("Appomattox") at the Stone Container Corporation pulp and paper mill in Hopewell, Virginia. Partially offsetting the decrease for the three months ended December 31, 1993, and contributing significantly to the increase for the six months ended December 31, 1993 was higher gross revenues attributable to CRSS Services, Inc. ("CRSS Services"), the design and construction subsidiary. The increase in gross revenue for CRSS Services is due primarily to an increase in the mix of projects with relatively higher levels of subcontract and procurement pass-through costs.

Consolidated operating revenues from continuing operations for the three months ended December 31, 1993 were $54.6 million compared with $65.8 million for the corresponding period of the prior year, representing a decrease of $11.2 million, or 17 percent. The decrease is primarily due to revenue earned by CRSS Capital during the three months ended December 31, 1992 in conjunction with the Appomattox transaction discussed above. Also contributing to the decrease in operating revenues is the lower volume of activity during the second quarter of the current year for CRSS Services.

For the six months ended December 31, 1993, consolidated operating revenues from continuing operations were $111.6 million compared with $119.7 million for the corresponding period of the prior year, representing a decrease of $8.1 million, or 7 percent. The decrease is primarily due to the revenue earned by CRSS Capital during the prior year in conjunction with the Appomattox transaction discussed above. Partially offsetting the decrease is an increase in operating revenues earned by CRSS Services, which is attributable to a higher volume of current year- to-date activity, despite the decrease in second quarter volume noted above.

Direct costs and expenses for the three months ended December 31, 1993 of $29.3 million were $1.4 million, or 5 percent, lower than the prior year amount of $30.7 million. For the six months ended December 31, 1993, direct costs and expenses were $59.9 million compared with $58.8 million for the corresponding period of the prior year, an increase of $1.1 million, or 2 percent. The fluctuations in direct costs and expenses are consistent with the fluctuations in the design and construction activities for the three and six months ended December 31, 1993, as discussed above.

Operating costs and expenses for the quarter ended December 31, 1993 were $25.7 million compared to $30.3 million for the corresponding quarter of the prior year, a decrease of $4.6 million, or 15 percent. For the six months ended December 31, 1993, operating costs and expenses were $51.4 million versus $59.4 million for the corresponding period of the prior year, a decrease of $8.0 million, or 14 percent. The decreases are primarily due to the cost reduction program completed during fiscal 1993. Additionally, the three and six months ended December 31, 1992 included costs incurred by CRSS Capital in conjunction with the Appomattox transaction discussed above. The six months ended December 31, 1992 also included higher than expected severance related amounts, recognized during the first quarter of fiscal 1993, associated with the cost reduction program announced in August 1992.

Equity income in affiliates increased from $2.2 million for the three months ended December 31, 1992 to $4.6 million for the three months ended December 31, 1993, an increase of $2.4 million, or 113 percent. For the six months ended December 31, 1993, equity income in affiliates was $7.6 million compared to $3.0 million for the six months ended December 31, 1992, an increase of $4.6 million, or 151 percent . The increases are primarily due to earnings from the Naheola cogeneration facility, which became operational during the fourth quarter of fiscal 1993. Also contributing to the increases were improved operating results at the Hopewell cogeneration facility, coupled with the additional current year earnings of the Appomattox cogeneration facility, which was acquired October 27, 1992.

Non-operating income for the three months ended December 31, 1993 was $0.2 million compared to $0.8 million for the three months ended December 31, 1992. For the six months ended December 31, 1993, non-operating income was $0.5 million compared to $1.8 million for the corresponding period of the prior year. The three and six months ended December 31, 1992 included interest income from the guaranteed interest contract which was sold during the third quarter of fiscal 1993. Also contributing to the decreases are lower cash balances available for investment during the current year.

The consolidated earnings from continuing operations for the second quarter ended December 31, 1993 were $1.2 million, or $0.09 per share, compared to earnings from continuing operations of $2.8 million, or $0.21 per share, for the corresponding period of the prior year. The decrease in second quarter earnings is primarily due to the income generated in the prior year in conjunction with the Appomattox transaction discussed above.

The consolidated earnings from continuing operations for the six months ended December 31, 1993 were $2.2 million, or $0.17 per share, compared to earnings from continuing operations of $0.8 million, or $0.06 per share, for the corresponding period of the prior year. The increase is primarily due to the lower operating costs resulting from the cost reduction program completed during fiscal 1993 in addition to the significant increase in earnings attributable to the power and cogeneration partnerships.

CONSOLIDATED RESULTS
The consolidated net earnings for the second quarter ended December 31, 1993, were $1.2 million or, $0.09 per share versus net earnings of $2.8 million, or $0.21 per share for the corresponding period of the prior year.

The consolidated net earnings for the six months ended December 31, 1993 were $2.2 million, or $0.17 per share, compared to a net loss of $7.8 million, or $0.59 per share, for the corresponding period of the prior year. The net loss for the six months ended December 31, 1992 included an $8.6 million, or $0.64 per share, charge related to the adoption of new accounting standards related to accounting for income taxes, postretirement benefits and postemployment benefits.


BACKLOG

Gross revenue backlog of CRSS Services at December 31, 1993 was $419.4 million compared with $468.3 million at September 30, 1993 and $584.5 million at December 31, 1992. Operating revenue backlog at December 31, 1993 was $171.2 million compared with $177.2 million at September 30, 1993 and $180.0 million at December 31, 1992. The decrease in gross revenue backlog is consistent with the near completion of certain turnkey engineering, procurement and construction projects, primarily in the Power market of CRS Sirrine Engineers (a subsidiary of CRSS Services), coupled with delays in sales orders as indicated by the decrease in operating revenue backlog. Operating revenue new orders totalled $47.6 million and $84.6 million during the three and six months ended December 31, 1993, respectively. The new orders were derived primarily from the public/institutional, consumer and technology, and pulp and paper markets. Operating revenue backlog by segment follows:

(dollars in thousands)

                               December 31,     September 30,      December 31,
                                  1993               1993              1992
                               -----------      -------------      ------------
Public/Institutional            $  104,257         $   97,250        $   90,543
Consumer and technology             38,417             40,629            21,660
Pulp and paper                      14,098             20,433            32,895
Power                               11,860             14,942            26,624
Corporate                            2,600              3,900             8,244
                                ----------         ----------        ----------
       Total                    $  171,232         $  177,154        $  179,966
                                ==========         ==========        ==========




LIQUIDITY AND CAPITAL RESOURCES

Working capital at December 31, 1993, totalled $47.0 million, which included $12.2 million in cash and cash equivalents. As of June 30, 1993, working capital was $70.9 million, which included cash and cash equivalents of $49.3 million. The $37.1 million decrease in cash and cash equivalents for the period from June 30, 1993 to December 31, 1993 is due primarily to, (i) the $30.0 million equity contribution made by CRSS Capital to the Naheola Cogeneration Limited Partnership (of which CRSS's portion was $24.3 million), and (ii) the timing of cash receipts and payments. Partially offsetting the decrease in cash and cash equivalents is $9.5 million of short-term borrowings obtained under the Company's revolving credit facility as further discussed below, in addition to $3.2 million of partnership distributions received by CRSS Capital.

At December 31, 1993, cash totalling $9.9 million has been reserved for the Company's captive insurance requirements and CRSS Capital's cash reserve for plant maintenance on the Viking projects in accordance with the terms of the non-recourse project financing.

On January 18, 1994, the Company amended and restated its unsecured revolving credit facility with four banks. The amount of the facility has been increased to $50.0 million. The amount of facility available for borrowings is reduced by the amount of all outstanding letters of credit issued thereunder, which currently totals $16.3 million. The credit facility, which is available through January 31, 1996, may be used for general corporate purposes subject to certain restrictive covenants including, among others, liquidity ratio, tangible net worth, debt and cash flow ratios and limitations on capital investments. Borrowings under the facility bear interest at prime plus 0 or
0.25 percent (depending on certain financial ratios), or, at the Company's option, the London Interbank Offered Rate plus 0.75 to 1.50 percent (depending on certain financial ratios). At December 31, 1993, the Company had $9.5 million of borrowings under the revolving credit facility, which were repaid during January 1994.

On January 31, 1994, the Company (via redemption by CRSS Capital) repurchased all of the common stock of CRSS Capital owned by Paribas North America, Inc., the 19 percent minority interest owner. The purchase price of $17.0 million was funded from available cash in addition to borrowings of $13.0 million obtained under the revolving credit facility.

Management believes that existing cash, cash flow from operations and existing credit facilities will be sufficient to meet the ongoing requirements of the operations of the Company. In addition, the above sources can be supplemented with other external sources of funds to meet additional cash requirements if necessary.

PROFORMA COMBINING BALANCE SHEET

As discussed in Note 2, the Company accounts for CRSS Capital's investment in fifty percent or less owned power and cogeneration limited partnerships on the equity method. The following presents a proforma condensed combining balance sheet of the Company, as of December 31, 1993, assuming the fifty percent or less owned entities are combined with CRSS Capital:


(dollars in thousands)


                                                         CRSS       CRSS       Unallocated     CRSS
                                                       Capital    Services      Corporate      Inc.
                                                      ---------   ---------     ---------    ---------
ASSETS:
Cash and cash equivalents                             $  81,309   $  (4,445)    $   9,502    $  86,366
Receivables, net                                         20,887     115,099         3,284      139,270
Deferred income taxes                                     1,259       9,921         3,297       14,477
Other current assets                                      2,805       4,588         6,569       13,962
                                                      ---------   ---------     ---------    ---------
  Total current assets                                  106,260     125,163        22,652      254,075

Property, plant and equipment, net                      625,353       5,789         6,186      637,328

Other noncurrent assets                                  11,794       1,904         7,352       21,050
                                                      ---------   ---------     ---------    ---------
                                                      $ 743,407   $ 132,856     $  36,190    $ 912,453
                                                      =========   =========     =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Accounts payable and accrued expenses                 $  25,614   $  53,166     $  10,455    $  89,235
Fees billed but unearned                                     --      16,709            --       16,709
Current portion of long-term obligations                 19,553          --         9,965       29,518
Other current liabilities                                 1,845       6,475         9,998       18,318
                                                      ---------   ---------     ---------    ---------
Total current liabilities                                47,012      76,350        30,418      153,780

Non-recourse project financing                          523,407          --            --      523,407
Other long-term obligations                              24,192         233        13,643       38,068
Deferred income taxes                                    43,620      (1,088)       (5,956)      36,576
Minority interest in common stock
of subsidiary subject to put                             13,209          --            --       13,209
Minority interest in partnerships                        59,205          --            --       59,205
Shareholders' equity                                     32,762      57,361        (1,915)      88,208
                                                      ---------   ---------     ---------    ---------
                                                      $ 743,407   $ 132,856     $  36,190    $ 912,453
                                                      =========   =========     =========    =========

PART II. - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K:

         (a)     Exhibits

                 10.1 Amended and Restated Credit Agreement dated as of January 18, 1994 among CRSS Inc. and NationsBank of Texas, N.A. as agent, ABN AMRO Bank N.V., Texas Commerce Bank National Association, and First Interstate Bank of Texas, N.A.

         (b)     Report on Form 8-K

                 The Company filed a report on Form 8-K dated January 31,
                 1994 reporting the repurchase (via redemption by CRSS Capital) of all of the common stock of CRSS Capital owned by Paribas North America, Inc., the 19 percent minority interest owner. An unaudited proforma condensed consolidated balance sheet as of December 31, 1993, and unaudited proforma consolidated statements of operations for the six months ended December 31, 1993 and for the year ended June 30, 1993 were filed giving effect to the transaction.

                           CRSS INC. AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              CRSS Inc.
                                              ______________________________
                                              (Registrant)



Date     February   7, 1994                   /s/    BRUCE W. WILKINSON
                                              ______________________________
                                              Bruce W. Wilkinson
                                              Chairman,
                                              Chief Executive Officer
                                              and Director



Date      February   7, 1994                  /s/     WILLIAM J. GARDINER
                                              ______________________________
                                              William J. Gardiner
                                              Senior Vice President/Chief
                                              Financial Officer and
                                              Treasurer (Principal
                                              Financial and Accounting
                                              Officer)