Form 10-K/A
period 1993-06-30
CRSS INC
filed 1994-03-30
CIK 25941

                                  FORM 10-K/A
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                          ___________________________

                       AMENDMENT TO APPLICATION OR REPORT
                  FILED PURSUANT TO SECTION 12, 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                                   CRSS INC.
               (Exact name of registrant as specified in charter)


                                AMENDMENT NO. 1



        The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended June 30, 1993 as set forth in the pages attached hereto:


   Item 14(a)1.  Financial Statements:

      Financial statements of Hopewell Cogeneration Limited Partnership and Naheola Cogeneration Limited Partnership (unconsolidated affiliates) as of December 31, 1993 and December 26, 1993, respectively.


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                  CRSS INC.
                                      _________________________________
                                                (Registrant)

                                      By   /s/   BRUCE W. WILKINSON
                                         ______________________________
                                           Bruce W. Wilkinson
                                           President and Chief Executive Officer


Date:  March 30, 1994

                                FINANCIAL STATEMENTS

                     HOPEWELL CORPORATION LIMITED PARTNERSHIP
                      Years Ended December 31, 1993 and 1992

                   HOPEWELL COGENERATION LIMITED PARTNERSHIP

                              FINANCIAL STATEMENTS


                     Years ended December 31, 1993 and 1992





                                    CONTENTS

Report of Independent Auditors . . . . . . . . . . . . . .  1

Audited Financial Statements

Balance Sheets . . . . . . . . . . . . . . . . . . . . . .  2
Statements of Income . . . . . . . . . . . . . . . . . . .  3
Statements of Partners' Capital. . . . . . . . . . . . . .  4
Statements of Cash Flows . . . . . . . . . . . . . . . . .  5
Notes to Financial Statements  . . . . . . . . . . . . . .  6

                         REPORT OF INDEPENDENT AUDITORS

Partners
Hopewell Cogeneration Limited
 Partnership

We have audited the accompanying balance sheets of Hopewell Cogeneration Limited Partnership (Partnership) as of December 31, 1993 and 1992, and the related statements of income, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hopewell Cogeneration Limited Partnership at
December 31, 1993 and 1992, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


January 20, 1994                            ERNST & YOUNG

                   HOPEWELL COGENERATION LIMITED PARTNERSHIP

                                 BALANCE SHEETS


                                                                 December 31
                                                             1993           1992
                                                             ----           ----
Assets (Note 4)
Current assets:
  Cash and cash equivalents                             $  8,365,721     $  6,045,459
  Accounts receivable (Note 5)                             4,807,430        6,138,642
  Fuel oil inventory                                       2,228,470        2,239,753
  Prepaid expenses                                           211,210          248,372
                                                        ------------     ------------
Total current assets                                      15,612,831       14,672,226

Property, plant, and equipment (Note 2)                  170,432,257      175,583,398
                                                        ------------     ------------
Total assets                                            $186,045,088     $190,255,624
                                                        ============     ============
Liabilities and partners' capital
Current liabilities:
  Accounts payable (Note 5)                             $    542,663     $    184,314
  Accrued expenses (Note 5)                                6,474,771        6,246,060
  Current portion of long-term debt (Note 4)               7,245,479        6,523,955
                                                        ------------     ------------
Total current liabilities                                 14,262,913       12,954,329

Long-term debt (Note 4)                                  150,396,606      157,642,085
                                                        ------------     ------------
Total liabilities                                        164,659,519      170,596,414

Partners' capital                                         21,385,569       19,659,210
                                                        ------------     ------------
Total liabilities and partners' capital                 $186,045,088     $190,255,624
                                                        ============     ============





                            See accompanying notes.

                   HOPEWELL COGENERATION LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME


                                       Year ended December 31
                                        1993           1992
                                     -----------    -----------
Revenue (Note 1)                     $53,441,221    $55,392,606
Operating expenses (Note 5)           12,812,274     18,456,628
                                     -----------    -----------
Gross margin                          40,628,947     36,935,978

General overhead expenses (Note 5)     2,460,085      2,491,093
                                     -----------    -----------
Earnings before interest and
  depreciation                        38,168,862     34,444,885

Interest expense, net of interest
  income of $257,606 and $229,751
  in 1993 and 1992, respectively      18,777,236     19,719,175
Depreciation                           6,362,332      6,338,246
                                     -----------    -----------
Net income                           $13,029,294    $ 8,387,464
                                     ===========    ===========



                            See accompanying notes.

                   HOPEWELL COGENERATION LIMITED PARTNERSHIP

                        STATEMENTS OF PARTNERS' CAPITAL





                                                       American                                      Total
                                                       National          Prince                      Partners'
                                         CRSSH           Power           George           HCI         Capital
                                       -----------    -----------      ----------      --------      ----------
Balance at December 31, 1991           $13,884,554     $6,942,278      $6,942,278      $280,496      $28,049,606
  Partnership distributions             (8,305,041)    (4,152,520)     (4,152,520)     (167,779)     (16,777,860)
  Allocated net income                   4,151,795      2,075,897       2,075,897        83,875        8,387,464
                                       -----------     ----------      ----------      --------      -----------
Balance at December 31, 1992             9,731,308      4,865,655       4,865,655       196,592       19,659,210
  Partnership distributions             (5,594,953)    (2,797,476)     (2,797,476)     (113,030)     (11,302,935)
  Allocated net income                   6,449,501      3,224,750       3,224,750       130,293       13,029,294
                                       -----------     ----------      ----------      --------      -----------
Balance at December 31, 1993           $10,585,856     $5,292,929      $5,292,929      $213,855      $21,385,569
                                       ===========     ==========      ==========      ========      ===========






                                                        See accompanying notes.

                    HOPEWELL COGENERATION LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS


                                    Year ended December 31
                                      1993          1992
                                   -----------   -----------
OPERATING ACTIVITIES
Net income                         $13,029,294   $ 8,387,464
Adjustments to reconcile net cash
  provided by operating
  activities:
    Depreciation and
      amortization                   6,362,332     6,338,246
    Changes in operating assets
      and liabilities:
      Decrease in receivables        1,331,212       664,766
      Decrease in fuel oil
        inventory                       11,283       713,186
      Decrease in prepaid
        expenses                        37,162        51,037
      Increase (decrease) in
        accounts payable               358,349       (31,599)
      Increase in accrued
        expenses                       228,711       615,155
                                   -----------   -----------
Net cash provided by operating
  activities                        21,358,343    16,738,255

INVESTING ACTIVITIES
Purchases of property, plant,
  and equipment                     (1,211,191)     (894,115)
                                   -----------   -----------
Net cash used in investing
  activities                        (1,211,191)     (894,115)

FINANCING ACTIVITIES
Payments on long-term debt          (6,523,955)   (5,900,421)
Partnership distributions          (11,302,935)  (16,777,860)
                                   -----------   -----------
Net cash used in financing
  activities                       (17,826,890)  (22,678,281)
                                   -----------   -----------
Increase (decrease) in cash and
  cash equivalents                   2,320,262    (6,834,141)
Cash and cash equivalents at
  beginning of year                  6,045,459    12,879,600
                                   -----------   -----------
Cash and cash equivalents at
  end of year                      $ 8,365,721   $ 6,045,459
                                   ===========   ===========





                            See accompanying notes.

           HOPEWELL COGENERATION LIMITED PARTNERSHIP

               NOTES TO FINANCIAL STATEMENTS
                      December 31, 1993

 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
    ACCOUNTING POLICIES

 NATURE OF OPERATIONS

Hopewell Cogeneration Limited Partnership (the Partnership), a Delaware limited partnership, was established to develop, own, and operate a combined-cycle cogeneration facility in Hopewell, Virginia (the Facility). The Facility will sell, under long-term contracts, up to 356,000 kilowatts per hour of net electrical output to Virginia Electric and Power Company (VEPCO) and up to 300,000 pounds per hour of process steam to the Aqualon Company as a Qualifying Facility under the Public Utilities Regulatory Policies Act of 1978. The Facility has the capability of using either natural gas or #2 distillate oil as its fuel source.

OWNERSHIP

Hopewell Cogeneration, Inc. (HCI), the general partner, has a 1% interest in the Partnership. When the Partnership was originally formed, HCI was jointly owned by CRSS Capital, Inc. (CRSSC), a majority-owned subsidiary of CRSS, Inc.
(CRSS), and Transco Power Company, a wholly owned subsidiary of Transco Energy Company (Transco). CRSS Hopewell Cogeneration, Inc. (CRSSH), a wholly owned subsidiary of CRSSC, and Transco Energy Ventures Company (TEVCO), a wholly owned subsidiary of Transco, were limited partners, each with a 49.5% interest at Partnership inception. On May 12, 1989, the Limited Partnership Agreement was amended and restated to reflect the purchase of 50% of Transco's interest in the Partnership by Prince George Energy Company (Prince George). Prince George entered into the Partnership with a 24.75% limited partner interest and a .25% general partner interest. Late in 1993, Transco sold its interests in the Partnership through the sale of TEVCO to American National Power. Each partner shares in net income or loss based on their respective ownership percentages. Additional capital contributions are not required beyond the financing term date (see Note 4) and can only be requested through unanimous consent of all partners.

REPAIR AND MAINTENANCE COSTS

The plant is scheduled for periodic maintenance in future periods. Estimates are made as to when the costs will be incurred and the amount. These costs are accrued ratably over the estimated period. The amounts included in accrued expenses for scheduled repair and maintenance are $3,872,000 and $4,604,000 as of December 31, 1993 and 1992,
respectively.

                         HOPEWELL COGENERATION LIMITED PARTNERSHIP

                              NOTES TO FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
   ACCOUNTING POLICIES (CONTINUED)

CASH EQUIVALENTS

The Partnership considers all investments with maturities of three months or less when purchased to be cash equivalents.

INVENTORY

Inventory is stated at the lower of cost (on a first-in, first-out basis) or market.

2. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment are recorded at cost and include direct construction costs, financing costs, interest, and other costs associated with readying the Facility for operation. Net interest capitalized consists of actual interest expenditures reduced by investment interest income. Plant, equipment, and capitalized interest are being depreciated using the straight-line method over the estimated useful life of the Facility (30 years).

The components of property, plant, and equipment are as follows:

                                             December 31
                                          1993          1992
                                      ------------   ------------
Land                                  $  2,073,981   $  2,073,981
Plant and equipment                    170,472,399    169,261,208
Capitalized interest                    19,742,619     19,742,619
                                      ------------   ------------
                                       192,288,999    191,077,808
Less accumulated depreciation           21,856,742     15,494,410
                                      ------------   ------------
                                      $170,432,257   $175,583,398
                                      ============   ============

3. FEDERAL INCOME TAX

The Partnership has not recorded income taxes as it is organized as such for federal income tax purposes.
Accordingly, tax liabilities are liabilities of the individual partners.

                            HOPEWELL COGENERATION LIMITED PARTNERSHIP

                                NOTES TO FINANCIAL STATEMENTS

4. LONG-TERM DEBT

Financing for the Facility is being provided by a consortium of banks through a combination of Base, Eurodollar, and CD rate loans and through the sale of commercial paper. The commercial paper program is backed by an irrevocable letter of credit not to exceed the balance of the outstanding debt. The Partnership pays fees on the Base, Eurodollar, and CD rate loans as follows:

                                                    Eurodollar
                                         Base Rate     Rate      CD Rate
July 29, 1988 through July 31, 1993        .250%       .750%       .875%
August 1, 1993 through July 31, 1996       .375%       .875%      1.000%
August 1, 1996 through July 31, 1999       .500%      1.000%      1.125%
August 1, 1999 through July 31, 2002       .625%      1.125%      1.250%
August 1, 2002 and thereafter              .750%      1.250%      1.375%

The partnership pays fees on the letter of credit as follows:

July 29, 1988 through July 31, 1993                                .625%
August 1, 1993 through July 31, 1996                               .750%
August 1, 1996 through July 31, 1999                               .875%
August 1, 1999 through July 31, 2002                              1.000%
August 1, 2002 and thereafter                                     1.125%

Under the terms of a swap agreement, the Partnership pays a fixed interest rate of 10.56% on a notional amount which was $7.2 million higher than the original amount borrowed. This leads to an effective interest rate that is higher than the stated rate. This notional amount decreases ratably over the term of the financing, which expires June 30, 2005.

Interest paid in 1993 and 1992 was $19,041,549 and $20,282,000, respectively.

                                 HOPEWELL COGENERATION LIMITED PARTNERSHIP

                                      NOTES TO FINANCIAL STATEMENTS

4. LONG-TERM DEBT (CONTINUED)

The loan balance as of December 31, 1993 consists of the following:

   Amount             Maturity Date                 Type
- ------------
$123,275,000          March 9, 1994          Eurodollar rate loans
  34,367,085          March 31, 1994         Eurodollar rate loans
- ------------
$157,642,085
============

In accordance with the financing agreement, the loans outstanding at year-end will be continuously rolled over throughout the term of the financing. Future minimum principal payments are as follows:

1994                                              $  7,245,479
1995                                                 8,040,451
1996                                                 8,917,512
1997                                                 9,880,984
1998                                                10,956,788
Thereafter                                         112,600,871
                                                  ------------
                                                  $157,642,085
                                                  ============

Pursuant to the terms of the financing agreement, the Partnership had restricted cash of $4,285,000 at December 31, 1993 and $2,475,000 at December 31, 1992 to be used for repair and maintenance costs.

Partnership assets are pledged as collateral on the loan.

5. RELATED PARTY TRANSACTIONS

CRSSC provides administrative and management services to the Partnership for which approximately $630,000 and $460,000 were paid during 1993 and 1992, respectively.

CRSS Hopewell Operations, Inc. (CRSSOP), a wholly owned subsidiary of CRSSC, provides operations and maintenance services to the Partnership. During 1993 and 1992, the Partnership paid approximately $2,250,000 and $2,146,000, respectively, for these services.

          HOPEWELL COGENERATION LIMITED PART

            NOTES TO FINANCIAL STATEMENTS

5. RELATED PARTY TRANSACTIONS (CONTINUED)

CRS Sirrine Engineers, Inc., a wholly owned subsidiary of CRSS, provides engineering services to the Partnership.
During 1993 and 1992, the Partnership paid approximately
$700 and $30,000, respectively, for these services.

TEVCO provides fuel procurement and fuel management services to the Partnership for which approximately $213,000 and $221,000 was paid during 1993 and 1992, respectively.

Transco Energy Marketing Co. (TEMCO), a wholly owned subsidiary of Transco, provides fuel to the Facility under an amended fuel supply agreement dated August 31, 1989. Under this agreement, the Partnership paid TEMCO approximately $7,521,000 and $11,057,000 in 1993 and 1992, respectively, for fuel purchases including reimbursement by TEMCO to the Partnership of $39,000 per month plus $.004 per MMBtu of natural gas delivered each month in consideration of the Partnership constructing certain equipment at the Facility on behalf of TEMCO.

The Partnership had accounts payable and accrued expenses to related parties as follows:

                                                   December 31
                                               1993          1992
                                             --------      --------
TEMCO                                        $340,000      $350,000
CRSSC                                          35,000        35,000
CRSSOP                                        433,000       172,838

The Partnership had accounts receivable from related parties as follows:

Hopewell Cogeneration Inc.                   $46,000       $ --
CRSSOP                                        78,000         --

                                FINANCIAL STATEMENTS

                     NAHEOLA COGENERATION LIMITED PARTNERSHIP
                           Year Ended December 26, 1993

                    NAHEOLA COGENERATION LIMITED PARTNERSHIP

                              FINANCIAL STATEMENTS


                          Year ended December 26, 1993





                                    CONTENTS

Report of Independent Auditors  . . . . . . .  1

Audited Financial Statements

Balance Sheet . . . . . . . . . . . . . . . .  2
Statement of Income   . . . . . . . . . . . .  3
Statement of Partners' Capital  . . . . . . .  4
Statement of Cash Flows   . . . . . . . . . .  5
Notes to Financial Statements . . . . . . . .  6

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Naheola Cogeneration Limited Partnership

We have audited the accompanying balance sheet of Naheola Cogeneration Limited Partnership ("Partnership") as of December 26, 1993, and the related statements of income, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the finan-cial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Naheola Cogeneration Limited Partnership at
December 26, 1993, and the results of its operation and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


January 20, 1994,                            ERNST & YOUNG
except for Note 4 as to which the date is March 4, 1994

                    NAHEOLA COGENERATION LIMITED PARTNERSHIP

                                 BALANCE SHEET


                               December 26, 1993


ASSETS (Note 4)
Current assets:
  Cash and cash equivalents                            $ 22,440,817
  Restricted cash -- operator reserve (Note 5)            4,655,550
  Accounts receivable (Note 7)                            3,506,210
  Prepaid expenses                                           56,250
                                                       ------------
Total current assets                                     30,658,827

Plant and equipment (Note 2)                            254,309,276
Other assets, net                                         2,986,110
                                                       ------------
Total assets                                           $287,954,213
                                                       ============
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
  Accounts payable and accrued expenses (Note 6)       $  8,518,007
  Payable to partner (Note 7)                               273,000
  Current portion of debt (Note 4)                        8,700,000
                                                       ------------
Total current liabilities                                17,491,007

Operator reserve (Note 5)                                 4,655,550
Debt (Note 4)                                           197,020,000
                                                       ------------
Total liabilities                                       219,166,557

Partners' capital                                        68,787,656
                                                       ------------
Total liabilities and partners' capital                $287,954,213
                                                       ============




                            See accompanying notes.

                    NAHEOLA COGENERATION LIMITED PARTNERSHIP

                              STATEMENT OF INCOME


                          Year ended December 26, 1993


Revenue (Note 7)                                         $51,833,479
Operating expenses (Note 7)                               14,933,987
                                                         -----------
Gross margin                                              36,899,492

General and administrative expenses (Note 7)                 971,458
                                                         -----------
Income before interest, depreciation, and
amortization                                              35,928,034

Interest expense, net of interest income of
$268,245                                                  16,905,048
Depreciation and amortization                             10,245,330
                                                         -----------
Net income                                               $ 8,777,656
                                                         ===========





                            See accompanying notes.

                    NAHEOLA COGENERATION LIMITED PARTNERSHIP

                        STATEMENT OF PARTNERS' CAPITAL





                                                                                               Total
                                                                                              Partners'
                                                 JRP             CNLP             NCI          Capital
                                            -----------       -----------       --------      -----------
Balance at December 27, 1992                $29,704,950       $     4,950       $300,100      $30,010,000
  Additional contribution -- July 1, 1993            --        29,700,000        300,000       30,000,000
  Net income for the year ended
    December 26, 1993                         4,344,940         4,344,940         87,776        8,777,656
                                            -----------       -----------       --------      -----------
Balance at December 26, 1993                $34,049,890       $34,049,890       $687,876      $68,787,656
                                            ===========       ===========       ========      ===========




                            See accompanying notes.

                    NAHEOLA COGENERATION LIMITED PARTNERSHIP

                            STATEMENT OF CASH FLOWS


                          Year ended December 26, 1993


OPERATING ACTIVITIES
Net income                                                                        $  8,777,656
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation and amortization                                                     10,245,330
  Changes in operating assets and liabilities:
    Increase in accounts receivable                                                 (3,506,210)
    Increase in prepaid expenses                                                       (56,250)
    Increase in accounts payable and accrued expenses                                2,615,350
                                                                                  ------------
Net cash provided by operating activities                                           18,075,876

INVESTING ACTIVITIES
Purchases of plant and equipment                                                   (30,098,882)
                                                                                  ------------
Net cash used in investing activities                                              (30,098,882)

FINANCING ACTIVITIES
Proceeds from construction loan                                                     34,220,000
Payments on construction loan                                                      (30,000,000)
Partners' contribution                                                              30,000,000
                                                                                   -----------
Net cash provided by financing activities                                           34,220,000
                                                                                   -----------
Increase in cash and cash equivalents                                               22,196,994
Cash and cash equivalents at beginning of year                                         243,823
                                                                                   -----------
Cash and cash equivalents at end of year                                           $22,440,817
                                                                                   ===========




                            See accompanying notes.

                  NAHEOLA COGENERATION LIMITED PARTNERSHIP
                      NOTES TO FINANCIAL STATEMENTS
                          December 26, 1993

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
   ACCOUNTING POLICIES

NATURE OF OPERATIONS

Naheola Cogeneration Limited Partnership (the "Partnership"), a Delaware limited partnership, was established to develop, own, and operate a chemical recovery unit facility (the "Facility") at the Naheola Mill (the "Mill") of James River Pennington, Inc., in Pennington, Alabama. The Facility provides, under a long-term contract, Black Liquor Solids ("BLS") processing, steam, and compressed air requirements of the Mill, and approximately 60% of the Mill's electricity requirements.

OWNERSHIP

Naheola Cogeneration, Inc. ("NCI"), the general partner, has a 1% interest in the Partnership. NCI is jointly owned by Capital Naheola Cogenerators, Inc., a subsidiary of CRSS Capital, Inc. ("CRSSC"), and James River Pennington, Inc. ("JRP"), a subsidiary of James River Corporation. Capital Naheola Limited Partnership ("CNLP") and JRP are limited partners, each with a 49.5% interest. CNLP is jointly owned by CRSS Naheola, Inc. ("CRSSN"), as general partner and Naheola Power Inc. ("NPI"), as limited partner. Both CRSSN and NPI are subsidiaries of CRSSC.

The Partnership has contracted with CRSSC and JRP for services as more fully discussed in Note 7.

DEVELOPMENT STAGE ENTERPRISE

Upon substantial completion of construction, as defined in the turnkey contract, the Facility underwent a series of performance tests with a final acceptance date by the Partnership of March 16, 1993. The Facility was in the development and testing stage until that date. The Statement of Operations represents operations from that date. All costs related to testing the Facility and readying the plant for operation prior to March 16, 1993 are capitalized and are being depreciated over the life of the plant (20 years).

CASH EQUIVALENTS

The Partnership considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

                    NAHEOLA COGENERATION LIMITED PARTNERSHIP
                       NOTES TO FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
   ACCOUNTING POLICIES (CONTINUED)

OTHER ASSETS

Other assets consist of loan origination costs of $3,102,452 net of accumulated amortization of $16,342. These costs are being amortized over the term of the loan agreement (20 years).

2. PLANT AND EQUIPMENT

Plant and equipment includes contributed assets (see
Note 7), direct construction costs incurred, financing costs and interest, net of interest income, and other costs associated with readying the Facility for operation. Contributed assets were recorded at their fair market value as of March 14, 1991. Plant, equipment, and capitalized interest are being depreciated using the straight-line method over the estimated useful life of the Facility
(20 years).

The components of plant and equipment are as follows:

                                        December 26, 1993
                                        -----------------
Plant and equipment                        $240,940,467
Capitalized interest                         21,722,396
                                           ------------
                                            262,662,863
Less accumulated depreciation                10,128,988
                                           ------------
                                            252,533,875
Construction in progress                      1,775,401
                                           ------------
                                           $254,309,276
                                           ============

3. FEDERAL INCOME TAX

The Partnership is organized as such for federal and state income tax purposes. Accordingly, tax liabilities are liabilities of the individual partners.

           NAHEOLA COGENERATION LIMITED PARTNERSHIP
           NOTES TO FINANCIAL STATEMENTS (CONTINUED)

4. DEBT

Financing is being provided by Taxable Industrial Revenue
Bonds issued by the Industrial Development Board of the City of Butler, Alabama.

Interest on the bond financing is paid through a combination of Base rate, CD rate, and Eurodollar rate elections. The Partnership makes an interest rate election periodically and pays fees on the combination of amounts and rates chosen as follows:


                                                                   Eurodollar
                                           Base Rate    CD Rate      Rate
                                           ---------    -------    ----------
March 14, 1991 through March 14, 1996        .20%        1.125%      1.00%
March 15, 1996 through March 14, 2001        .35%        1.225%      1.10%
March 15, 2001 through March 31, 2006        .50%        1.375%      1.25%

Under the terms of a swap agreement with a consortium of banks, the Partnership has agreed to pay the difference between the average Eurodollar rate and a fixed rate each quarter over the term of the financing, which expires
March 31, 2006. The fixed rate escalates over the term of the Agreement as follows:

March 14, 1991 thru March 31, 1996                  8.86%
April 1, 1996 thru March 31, 1997                   8.91%
April 1, 1997 thru March 31, 2001                   9.38%
April 1, 2001 and thereafter                        9.48%

The bond agreement contains provisions to convert the advances to term financing upon completion as defined in the agreement which is anticipated to take place on March 31, 1994. At that time, quarterly principal payments will begin and future minimum principal payments will be as follows:

 1994                                        $  8,700,000
 1995                                          12,000,000
 1996                                          13,600,000
 1997                                          15,200,000
 1998                                          16,800,000
 Thereafter                                   139,420,000
                                             ------------
                                             $205,720,000
                                             ============

             NAHEOLA COGENERATION LIMITED PARTNERSHIP
             NOTES TO FINANCIAL STATEMENTS (CONTINUED)

4. DEBT (CONTINUED)

The Partnership assets have been pledged as collateral on the loan.

Interest paid through the year ended December 26, 1993 was $22,675,000 of which $5,581,000 was capitalized.

As of December 26, 1993, JRP was in violation of a covenant included in an equity subscription agreement made by JRP as part of the loan agreement. As of March 4, 1994, the Equity
Subscription Agreement was amended and JRP is no longer in violation of the covenant.

5. RESTRICTED CASH AND OTHER LONG-TERM OBLIGATIONS

In accordance with the Operations and Maintenance Agreement between JRP (the "Operator") and the Partnership dated
March 14, 1991, the Partnership shall deposit into a reserve account ("the Operator Reserve") the difference between the baseline amount (as defined in the agreement), $16,848,123 for 1993, and all reimbursable costs incurred by the Operator. If total reimbursable costs exceed the baseline amount plus amounts previously withdrawn from the Operator Reserve in a given year, then the Partnership shall withdraw the difference from the Operator Reserve to pay the Operator. Upon termination of the agreement, all funds remaining in the Operator Reserve shall be paid as a bonus to the Operator. The Operator Reserve is therefore restricted as to use in the specific instances stated above and is not to be used for any other purposes.

6. ACCRUED BONUSES

Upon final completion of the Facility, the Partnership will owe an additional $2,025,000 to B&W and $2,600,000 to JRP for completion bonuses. At the time of payment, the Partnership will draw funds under its long-term financing arrangement to pay these bonuses.

7. RELATED PARTY TRANSACTIONS

The Partnership provides BLS processing, steam, compressed air, and electricity to JRP resulting in revenues of $51,833,479, of which $48,332,068 were paid in 1993.

          NAHEOLA COGENERATION LIMITED PARTNERSHIP
          NOTES TO FINANCIAL STATEMENTS (CONTINUED)

7. RELATED PARTY TRANSACTIONS (CONTINUED)

As Operator under the Operations and Maintenance Agreement
(see Note 5), JRP provides services for operating and maintaining the Facility. In addition, the Partnership is insured under the JRC umbrella insurance policy and reimburses JRC for the Partnership's share of the premiums.
The Partnership paid a total of $9,324,334 to JRP and affiliates for these services during 1993.

JRP provides field construction management services to the Partnership for which approximately $3,276,000 was paid during the year ended December 26, 1993.

On March 4, 1991, JRP contributed assets to the Partnership having an appraised fair market value of $30,273,000. Under the terms of the Limited Partnership Agreement, the Partnership shall pay JRP the amount by which the appraised value of assets exceeds JRP's portion of total Partnership equity contributions, required by the loan documents, which is $30 million. This excess, $273,000, is payable to JRP within 30 days of Substantial Completion of the Facility as defined in the turnkey contract.

CRSSC provides administrative and management services to the Partnership for which approximately $590,000 was paid during the year ended December 26, 1993.

CRSS, parent of CRSS Capital, provides engineering services to the Partnership. During the year ended December 26, 1993, the Partnership paid approximately $86,000 for these services.

At December 26, 1993, accounts payable and accrued expenses includes $20,000 payable to CRSSC and $2,934,000 payable to JRP. Accounts receivable includes $3,501,410 from JRP and $4,800 from NCI.