Form 10-Q
period 1994-03-31
CRSS INC
filed 1994-05-12
CIK 25941

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                  FORM 10-Q


(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1994


                                      OR

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________to____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                            Yes  X  No
                                                               -----  -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


    Class of Common Stock                    Outstanding at  May 11, 1994
- -----------------------------                ----------------------------
        $1 Par Value                                 12,846,108

                          CRSS INC. AND SUBSIDIARIES

                                   FORM 10-Q

                                MARCH 31, 1994


                                     INDEX


                                                                          PAGE
                                                                         NUMBER
                                                                         ------
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheet-
           March 31, 1994 and June 30, 1993  . . . . . . . . . . . . . . .   1

         Consolidated Statement of Operations-Three and
           Nine Months Ended March 31, 1994 and 1993 . . . . . . . . . . .   2

         Consolidated Statement of Cash Flows-Nine Months Ended
           March 31, 1994 and 1993 . . . . . . . . . . . . . . . . . . . .   3

         Notes to Consolidated Financial Statements . . . . . . . . . . . .  4

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations  . . . . . . . . .  6

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . 11

PART I. FINANCIAL INFORMATION

ITEM I. CONSOLIDATED FINANCIAL STATEMENTS

                           CRSS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
(DOLLARS IN THOUSANDS)

                                                                            March 31, 1994   June 30, 199
                                                                            --------------   ------------
                                                                              (unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                                                      $  9,547        $ 49,327
 Receivables, net                                                                112,064         118,032
 Deferred income taxes                                                            14,477          14,591
 Prepaid expenses and other assets                                                 2,921           2,749
 Net current assets from discontinued operations                                   4,925           5,497
                                                                                --------        --------
   Total current assets                                                          143,934         190,196
Property and equipment, net                                                       86,587          90,475
Net noncurrent assets from discontinued operations                                 9,747           9,747
Other assets:
 Long-term investments                                                            67,021          29,810
 Deferred charges and other                                                       12,778           3,858
                                                                                --------        --------
                                                                                  79,799          33,668
                                                                                --------        --------
                                                                                $320,067        $324,086
                                                                                ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                               $ 52,979        $ 47,406
 Current portion of long-term obligations                                          2,730           2,595
 Amounts billed in excess of revenues
  recognized on contracts in process                                              15,884          25,813
 Other current liabilities                                                        38,130          43,483
                                                                                --------        --------
   Total current liabilities                                                     109,723         119,297
Non-recourse project financing                                                    61,523          63,238
Other long-term obligations                                                       21,659          12,798
Deferred income taxes                                                             37,407          35,275
Minority interest in common stock of subsidiary subject to                             -           7,084
Shareholders' equity:
 Preferred stock, no par value, 2,000,000 shares authorized
   but unissued                                                                        -               -
 Common stock, $l.00 par value, 50,000,000 shares authorized;
   issued March 31, 1994 - 16,406,000 shares and
   June 30, 1993 - 16,289,000 shares                                              16,406          16,289
 Additional paid-in capital                                                       68,691          68,054
 Retained earnings                                                                31,611          29,244
                                                                                --------        --------
                                                                                 116,708         113,587
 Treasury stock, at cost, 3,559,000 shares at March 31, 1994
   and June 30, 1993                                                             (26,837)        (26,822)
 Other                                                                              (116)           (371)
                                                                                --------        --------
                                                                                  89,755          86,394
                                                                                --------        --------
                                                                                $320,067        $324,086
                                                                                ========        ========

See Notes to Unaudited Consolidated Financial Statements.

                           CRSS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                        Three Months Ended       Nine Months Ended
                                                             March 31,               March 31,
                                                         1994        1993         1994        1993
                                                       --------    --------     --------    --------
Gross revenues                                         $141,211    $136,320     $433,404    $405,900
Subcontract and procurement costs                        85,990      73,837      266,554     223,697
                                                       --------    --------     --------    --------
Operating revenues                                       55,221      62,483      166,850     182,203

Costs and expenses:
  Direct                                                 30,624      33,328       90,538      92,138
  Operating                                              23,744      28,950       75,112      88,367
                                                       --------    --------     --------    --------
                                                         54,368      62,278      165,650     180,505

Equity income in affiliates                               3,216       2,347       10,802       5,371

Operating income from continuing operations               4,069       2,552       12,002       7,069

Other income (expense):
  Non-operating income                                      276       1,351          766       3,199
  Interest expense                                       (1,948)     (1,940)      (5,804)     (5,868)
  Minority interest                                          13        (176)        (455)     (1,135)
                                                       --------    --------     --------    --------
                                                         (1,659)       (765)      (5,493)     (3,804)
                                                       --------    --------     --------    --------

Earnings from continuing operations before income tax     2,410       1,787        6,509       3,265

Income tax                                                1,110         870        2,995       1,535
                                                       --------    --------     --------    --------

Earnings from continuing operations                       1,300         917        3,514       1,730

Cumulative effect of changes in accounting principles         -           -            -      (8,575)

                                                       --------    --------     --------    --------
Net earnings (loss)                                    $  1,300    $    917     $  3,514    $ (6,845)
                                                       ========    ========     ========    ========
Primary and fully diluted earnings per common share:
  Earnings from continuing operations                  $   0.10    $   0.07     $   0.27    $   0.13
  Net earnings (loss)                                  $   0.10    $   0.07     $   0.27    $  (0.52)

Weighted average common shares outstanding               13,105      13,059       13,061      13,162
                                                       ========    ========     ========    ========

Dividends per common share                             $   0.03    $   0.03     $   0.09    $   0.09
                                                       ========    ========     ========    ========

See Notes to Unaudited Consolidated Financial Statements.

                           CRSS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

(DOLLARS IN THOUSANDS)                                                                              NINE MONTHS ENDED
                                                                                                        MARCH 31,
                                                                                                    1994         1993
                                                                                                  --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Earnings from continuing operations                                                               $  3,514     $  1,730
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
   PROVIDED BY OPERATING ACTIVITIES:
   Deferred income taxes                                                                             2,246        1,404
   Depreciation and amortization                                                                     5,561        6,199
   Equity income in affiliates                                                                     (10,802)      (5,371)
   (Increase) decrease in receivables                                                                5,968      (27,632)
   (Increase) decrease in prepaid expenses, deferred charges and other assets                       (5,216)         126
   Increase (decrease) in accounts payable                                                           5,573       21,556
   Increase (decrease) in amounts billed in excess of revenues
     recognized on contracts in process                                                             (9,929)      10,452
   Increase in other current liabilities                                                            (5,353)         920
   Distributions from affiliates                                                                     5,534        2,507
   Payments to (advances from) NaTec                                                                   572         (900)
   Gain on sale of guaranteed interest contract                                                          -       (1,161)
   Other operating activities                                                                         (788)         196
                                                                                                  --------     --------
   Net  cash provided by (used in) operating activities                                             (3,120)      10,026

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                                                              (1,736)      (2,898)
   Investment in affiliates                                                                        (30,000)      (7,077)
   Proceeds from guaranteed interest contract                                                            -       13,777
   Proceeds from note receivable                                                                         -        3,150
   Proceeds from sale of Dravo stock                                                                     -        4,683
   Other investing activities                                                                          (95)        (582)
                                                                                                   --------     --------
   Net cash provided by (used in) investing activities                                             (31,831)      11,053

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from short-term borrowings                                                               9,200            -
   Payments on long-term obligations                                                                (1,580)      (2,275)
   Redemption of stock of subsidiary                                                               (17,000)           -
   Contributions from minority interest                                                              5,700            -
   Purchase of treasury shares                                                                           -       (1,355)
   Dividends paid on common stock                                                                   (1,149)      (1,151)
                                                                                                  --------     --------
   Net cash used in financing activities                                                            (4,829)      (4,781)
                                                                                                  --------     --------
Net increase (decrease) in cash and cash equivalents                                               (39,780)      16,298
Cash and cash equivalents at beginning of period                                                    49,327       31,233
                                                                                                  --------     --------
Cash and cash equivalents at end of period                                                        $  9,547     $ 47,531
                                                                                                  ========     ========

See Notes to Unaudited Consolidated Financial Statements.

                          CRSS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



NOTE 1.  BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position of CRSS Inc. and subsidiaries ("Company") as of March 31, 1994, the results of operations for the three and nine months ended March 31, 1994 and 1993 and cash flows for the nine months ended March 31, 1994 and 1993. All adjustments are of a normal recurring nature. These unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the June 30, 1993 Annual Report to Shareholders. The results of operations for the three and nine month periods ended March 31, 1994 are not necessarily indicative of the results to be expected for the full fiscal year. Certain amounts in the prior period Consolidated Financial Statements have been reclassified to conform to the current year presentation.

NOTE 2.  UNCONSOLIDATED AFFILIATES

CRSS Capital Inc. ("CRSS Capital") has a 50.0 percent partnership interest in the Hopewell, Appomattox, and Naheola facilities and a 47.5 percent partnership interest in the Westwood facility. The partnership interests are accounted for using the equity method.

Summarized financial information of the power and cogeneration limited partnerships at 100 percent follows. Summarized financial information for the three and nine months ended March 31, 1993 includes results for the Westwood and Hopewell facilities for the entire period in addition to results for the Appomattox facility beginning on the acquisition date of October 27, 1992 and for the Naheola facility beginning in March 1993, when the facility became operational.


                                               Three Months Ended            Three Months Ended
(dollars in thousands)                           March 31, 1994                March 31, 1993
                                               ------------------            ------------------
Operating revenues                                  $46,337                         $31,717
Earnings from operations                             17,991                          12,242
Net earnings                                          6,486                           4,743


                                               Nine  Months Ended            Nine Months Ended
                                                 March 31, 1994               March 31, 1993
                                               ------------------            -----------------
Operating revenues                                  $135,883                        $71,429
Earnings from operations                              56,365                         30,028
Net earnings                                          21,723                         10,761


CRSS Capital also has a 100 percent interest in the three 18-megawatt Viking facilities, the accounts of which are consolidated in the CRSS Consolidated Financial Statements.

NOTE 3.  MINORITY INTEREST

On January 31, 1994, the Company (via redemption by CRSS Capital) repurchased all of the common stock of CRSS Capital owned by Paribas North America, Inc., the 19 percent minority interest owner. The purchase price of $17,000,000 was funded from available cash in addition to borrowings of $13,000,000 obtained under the revolving credit facility maintained by the Company. The acquisition was accounted for using the purchase method of accounting.

The following unaudited proforma consolidated results of operations for the nine months ended March 31, 1994 and for the year ended June 30, 1993, which give effect to the acquisition as if it had occurred on July 1, 1992, reflects adjustments made to the historical financial statements for, (i) amortization of goodwill ($3,898,000) over a 20 year period, (ii) interest expense on additional borrowings of $13,000,000 at a rate of 4.875 percent per annum (LIBOR plus 1.125 percent), (iii) additional 19 percent of net earnings of CRSS Capital, and (iv) related income tax adjustments.


                                                       Nine months ended         Year ended
(in thousands)                                           March 31, 1994         June 30, 1993
                                                       -----------------        -------------
Gross revenues                                              $433,404             $546,304
Subcontract and procurement costs                            266,554              298,238
                                                            --------             --------
Operating revenues                                           166,850              248,066

Costs and expenses:
   Direct                                                     90,538              126,870
   Operating                                                  75,226              118,184
                                                            --------             --------
                                                             165,764              245,054

Equity income in affiliates                                   10,802                8,038
                                                            --------             --------

Operating income                                              11,888               11,050
Non-operating income                                             766                3,739
Interest expense                                              (6,174)              (8,462)
                                                            --------             --------

Earnings from continuing operations
   before income tax                                           6,481                6,327
Income tax                                                    (2,855)              (2,549)
                                                            --------             --------

Earnings from continuing operations                         $  3,626             $  3,778
                                                            ========             ========

Primary and fully diluted earnings per common
   share from continuing operations                         $   0.28             $   0.29
                                                            ========             ========

Weighted average shares outstanding                           13,061               13,138
                                                            ========             ========

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

CONTINUING OPERATIONS
Consolidated gross revenues from continuing operations for the third quarter of fiscal 1994 were $141.2 million versus $136.3 million for the corresponding quarter of the prior fiscal year. Gross revenues for the nine months ended March 31, 1994 were $433.4 million versus $405.9 million for the corresponding period of the prior fiscal year. The increase for the three and nine months ended March 31, 1994 was primarily due to higher gross revenues attributable to CRSS Services, Inc. ("CRSS Services"), the design and construction subsidiary. The increase in gross revenue for CRSS Services is due primarily to an increase in the mix of projects with relatively higher levels of subcontract and procurement pass-through costs.

Consolidated operating revenues from continuing operations for the three months ended March 31, 1994 were $55.2 million compared with $62.5 million for the corresponding period of the prior year, representing a decrease of $7.3 million, or 12 percent. The decrease is primarily due to lower volume of activity during the third quarter of the current year for CRSS Services.

For the nine months ended March 31, 1994, consolidated operating revenues from continuing operations were $166.9 million compared with $182.2 million for the corresponding period of the prior year, representing a decrease of $15.3 million, or 8 percent. The decrease is primarily due to the prior year including revenue earned by CRSS Capital, the independent power and cogeneration subsidiary, during the nine months ended March 31, 1994 in conjunction with the completion of project development activities and term financing for the $70.6 million Appomattox Cogeneration facility ("Appomattox") at the Stone Container Corporation pulp and paper mill in Hopewell, Virginia. Also contributing to the decrease is the lower volume of activity during the current year for CRSS Services.

Direct costs and expenses for the three months ended March 31, 1994 of $30.6 million were $2.7 million, or 8 percent, lower than the prior year amount of $33.3 million. For the nine months ended March 31, 1994, direct costs and expenses were $90.5 million compared with $92.1 million for the corresponding period of the prior year, a decrease of $1.6 million, or 2 percent. The fluctuations in direct costs and expenses are consistent with the fluctuations in the design and construction activities for the three and nine months ended March 31, 1994, as discussed above.

Operating costs and expenses for the quarter ended March 31, 1994 were $23.7 million compared to $29.0 million for the corresponding quarter of the prior year, a decrease of $5.2 million, or 18 percent. For the nine months ended March 31, 1994, operating costs and expenses were $75.1 million versus $88.4 million for the corresponding period of the prior year, a decrease of $13.3 million, or 15 percent. The decreases are primarily due to the cost reduction program completed during fiscal 1993 coupled with the reduced operating activity of CRSS Services as discussed above. Additionally, the nine months ended March 31, 1993 included costs incurred by CRSS Capital in conjunction with the Appomattox transaction discussed above. The nine months ended March 31, 1993 also included higher than expected severance related amounts, recognized during the first quarter of fiscal 1993, associated with the cost reduction program announced in August 1992.

Equity income in affiliates increased from $2.3 million for the three months ended March 31, 1993 to $3.2 million for the three months ended March 31,1994, an increase of $0.9 million, or 37 percent. For the nine months ended March 31, 1994, equity income in affiliates was $10.8 million compared to $5.4 million for the nine months ended March 31, 1993, an increase of $5.4 million, or 100 percent. The increases are primarily due to earnings from the Naheola cogeneration facility, which became operational during the third quarter of fiscal 1993. Also contributing to the increases were improved operating results at the Hopewell cogeneration facility, coupled with the additional current year earnings of the Appomattox cogeneration facility, which was acquired October 27, 1992.

Non-operating income for the three months ended March 31, 1994 was $0.3 million compared to $1.4 million for the three months ended March 31, 1993. For the nine months ended March 31, 1994, non-operating income was $0.8 million compared to $3.2 million for the corresponding period of the prior year. The three and nine months ended March 31, 1993 included interest income from a guaranteed interest contract which was sold during the third quarter of fiscal 1993. The three and nine months ended March 31, 1993 also included a $1.2 million gain on sale of the guaranteed interest contract. Also contributing to the decreases are lower cash balances available for investment during the current year.

The consolidated earnings from continuing operations for the third quarter ended March 31, 1994 were $1.3 million, or $0.10 per share, compared to earnings from continuing operations of $0.9 million, or $0.07 per share, for the corresponding period of the prior year. The consolidated earnings from continuing operations for the nine months ended March 31, 1994 were $3.5 million, or $0.27 per share, compared to earnings from continuing operations of $1.7 million, or $0.13 per share, for the corresponding period of the prior year. The increases are primarily due to the lower operating costs resulting from the cost reduction program completed during fiscal 1993 in addition to the significant increase in earnings attributable to the power and cogeneration partnerships.

CONSOLIDATED RESULTS

The consolidated net earnings for the third quarter ended March 31, 1994, were $1.3 million, or $0.10 per share versus net earnings of $0.9 million, or $0.07 per share for the corresponding period of the prior year.

The consolidated net earnings for the nine months ended March 31, 1994 were $3.5 million, or $0.27 per share, compared to a net loss of $6.8 million, or $0.52 per share, for the corresponding period of the prior year. The net loss for the nine months ended March 31, 1993 included an $8.6 million, or $0.65 per share, charge related to the adoption of new accounting standards related to accounting for income taxes, postretirement benefits and postemployment benefits.

BACKLOG

Gross revenue backlog of CRSS Services at March 31, 1994 was $381.5 million compared with $419.4 million at December 31, 1993 and $586.2 million at March 31, 1993. Operating revenue backlog at March 31, 1994 was $155.9 million compared with $171.2 million at December 31, 1993 and $182.8 million at March 31, 1993. The decrease in gross revenue backlog is consistent with the near completion of certain turnkey engineering, procurement and construction projects, primarily in the Power market of CRS Sirrine Engineers (a subsidiary of CRSS Services), coupled with delays in sales orders as indicated by the decrease in operating revenue backlog. Operating revenue new orders totalled $40.7 million and $125.3 million during the three and nine months ended March 31, 1994, respectively. The new orders were derived primarily from the public/institutional, consumer and technology, and pulp and paper markets. Operating revenue backlog by segment follows:


(dollars in thousands)

                                                   March 31,      December 31,         March 31,
                                                     1994            1993                1993
                                                   --------       -----------          --------
Public/Institutional                               $101,883         $104,257           $102,507
Consumer and technology                              24,266           38,417             19,731
Pulp and paper                                       18,253           14,098             26,696
Power                                                 9,453           11,860             25,934
Corporate                                             2,070            2,600              7,912
                                                   --------         --------           --------
       Total                                       $155,925         $171,232           $182,780
                                                   ========         ========           ========


Gross and operating revenue backlog at March 31, 1994 related to governmental contracts (federal, state and local agencies) amounted to $309.4 million and $101.4 million, respectively. This compares to $320.0 million and $104.1 million in gross and operating revenue, respectively, at December 31, 1993, and $332.9 million and $95.2 million in gross and operating revenue, respectively, at March 31, 1993. The increase in operating revenue backlog from governmental agencies as compared to March 31, 1993 is due primarily to increased sales in the corrections, public infrastructure and healthcare sectors of the Public/Institutional market segment.

Included in gross and operating revenue backlog from government contracts at March 31, 1994 is $53.6 million and $17.9 million, respectively, related to the Peace Shield project. The Peace Shield project is a joint venture with Metcalf & Eddy, Inc. for the United States Air Force to provide program management services for support facilities for AWACS aircraft in Saudi Arabia. Management anticipates that the operating income from the Peace Shield project will be approximately $2.5 million per fiscal year until the project's termination in 1996.



LIQUIDITY AND CAPITAL RESOURCES

Working capital at March 31, 1994, totalled $34.2 million, which included $9.5 million in cash and cash equivalents. As of June 30, 1993, working capital was $70.9 million, which included cash and cash equivalents of $49.3 million. The $39.8 million decrease in cash and cash equivalents for the period from June 30, 1993 to March 31, 1994 is due primarily to, (i) the $30.0 million equity contribution made by CRSS Capital to the Naheola Cogeneration Limited Partnership (of which CRSS's portion was $24.3 million), (ii) the repurchase of all of the common stock of CRSS Capital owned by Paribas North America, Inc. for $17.0 million, and (iii) the timing of cash receipts and payments. Partially offsetting the decrease in cash and cash equivalents is $9.2 million of borrowings obtained under the Company's revolving credit facility as further discussed below, in addition to $5.5 million of partnership distributions received by CRSS Capital.

At March 31, 1994, cash totalling $8.2 million has been reserved for the Company's captive insurance requirements and CRSS Capital's cash reserve for plant maintenance on the Viking projects in accordance with the terms of the non-recourse project financing.

On January 18, 1994, the Company amended and restated its unsecured revolving credit facility with four banks. The amount of the facility has been increased to $50.0 million. The amount of facility available for borrowings is reduced by the amount of all outstanding letters of credit issued thereunder, which currently totals $35.8 million. The credit facility, which is available through January 31, 1996, may be used for general corporate purposes subject to certain restrictive covenants including, among others, liquidity ratio, tangible net worth, debt and cash flow ratios and limitations on capital investments. Borrowings under the facility bear interest at prime plus 0 or
0.25 percent (depending on certain financial ratios), or, at the Company's option, the London Interbank Offered Rate plus 0.75 to 1.50 percent (depending on certain financial ratios).

On January 31, 1994, the Company (via redemption by CRSS Capital) repurchased all of the common stock of CRSS Capital owned by Paribas North America, Inc., the 19 percent minority interest owner. The purchase price of $17.0 million was funded from available cash in addition to borrowings of $13.0 million obtained under the revolving credit facility. At March 31, 1994, the Company had $9.2 million of borrowings under the revolving credit facility.

Management believes that existing cash, cash flow from operations and existing credit facilities will be sufficient to meet the ongoing requirements of the operations of the Company. In addition, the above sources can be supplemented with other external sources of funds to meet additional cash requirements if necessary.

PROFORMA COMBINING BALANCE SHEET

As discussed in Note 2, the Company accounts for CRSS Capital's investment in fifty percent or less owned power and cogeneration limited partnerships on the equity method. The following presents a proforma condensed combining balance sheet of the Company, as of March 31, 1994, assuming the fifty percent or less owned entities are combined with CRSS Capital:


(dollars in thousands)

                                                  CRSS         CRSS        Unallocated     CRSS
                                                Capital      Services       Corporate      Inc.
                                               ---------     --------      -----------    --------
ASSETS:
Cash and cash equivalents                      $ 80,366      $    543         $ 7,583     $ 88,492
Receivables, net                                 21,630       104,263           2,594      128,487
Deferred income taxes                             1,259         9,921           3,297       14,477
Other current assets                              2,390         2,116           6,288       10,794
                                               --------      --------         -------     --------
   Total current assets                         105,645       116,843          19,762      242,250

Property, plant and equipment, net              629,757         5,404           6,203      641,364

Other noncurrent assets                          15,733         6,920           7,513       30,166
                                               --------      --------         -------     --------
                                               $751,135      $129,167         $33,478     $913,780
                                               ========      ========         =======     ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Accounts payable and accrued expenses          $ 22,404      $ 31,925         $ 6,291     $ 60,620
Fees billed but unearned                              -        15,884               -       15,884
Current portion of long-term obligations         19,880             -             465       20,345
Other current liabilities                         1,992        22,788          24,268       49,048
                                               --------      --------         -------     --------
Total current liabilities                        44,276        70,597          31,024      145,897

Non-recourse project financing                  525,937             -               -      525,937
Other long-term obligations                      44,060           235          10,324       54,619
Deferred income taxes                            43,620        (1,088)         (5,125)      37,407
Minority interest in partnerships                60,165             -               -       60,165
Shareholders' equity                             33,077        59,423          (2,745)      89,755
                                               --------      --------         -------     --------
                                               $751,135      $129,167         $33,478     $913,780
                                               ========      ========         =======     ========

PART II. - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K:

       (a)       Exhibits

                 None

       (b)       Report on Form 8-K

                 None

                           CRSS INC. AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            CRSS Inc.
                                            (Registrant)



Date     May  11, 1994                      /s/    BRUCE W. WILKINSON
                                            Bruce W. Wilkinson
                                            Chairman,
                                            Chief Executive Officer
                                            and Director



Date     May  11, 1994                      /s/    WILLIAM J. GARDINER
                                            William J. Gardiner
                                            Senior Vice President/Chief
                                            Financial Officer and
                                            Treasurer (Principal
                                            Financial and Accounting
                                            Officer)