Form 10-K
period 1994-06-30
CRSS INC
filed 1994-09-07
CIK 25941

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

/X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
          For the Fiscal Year Ended: June 30, 1994
                             OR
/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-7477
                                   CRSS INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                     74-1677382
       (State or other jurisdiction of              (IRS Employer Identification No.)
        incorporation or organization)
       1177 WEST LOOP SOUTH, SUITE 800                            77027
                HOUSTON, TEXAS                                  (Zip Code)
   (Address of principal executive offices)

       Registrant's telephone number, including area code (713) 552-2000
          Securities registered pursuant to Section 12(b) of the Act:

             Title of each class                Name of each Exchange on which registered
          COMMON STOCK, $1 PAR VALUE                     NEW YORK STOCK EXCHANGE

          Securities registered pursuant to Section 12(g) of the Act:
                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     As of August 25, 1994, 12,964,120 common shares were outstanding. The aggregate market value of the common shares (based upon the closing sales price on the New York Stock Exchange on August 25, 1994) of CRSS Inc. held by nonaffiliates was approximately $129,043,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the CRSS Inc.'s Proxy Statement with respect to its Annual Meeting of Shareholders to be held October 27, 1994 are incorporated by reference into Part III.

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM
NO.                                                                                    PAGE NO.
- - ----                                                                                   --------
                                            PART I
 1.      Business....................................................................      1
 2.      Properties..................................................................     14
 3.      Legal Proceedings...........................................................     14
 4.      Submission of Matters to a Vote of Security Holders.........................     14
                                            PART II
 5.      Market for Registrant's Common Equity and Related Shareholder Matters.......     15
 6.      Selected Financial Data.....................................................     16
 7.      Management's Discussion and Analysis of Financial Condition and
           Results of Operations.....................................................     16
 8.      Financial Statements and Supplementary Data.................................     23
 9.      Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure......................................................     52
                                           PART III
10.      Directors and Executive Officers of the Registrant..........................     52
11.      Executive Compensation......................................................     52
12.      Security Ownership of Certain Beneficial Owners and Management..............     52
13.      Certain Relationships and Related Transactions..............................     52
                                            PART IV
14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K
           Index to Financial Statements and Schedules...............................     53

                                     PART I

ITEM 1. BUSINESS

GENERAL

     CRSS Inc. ("CRSS" or the "Company"), together with its subsidiary CRSS Capital, Inc. ("CRSS Capital"), provides to its customers a competitive advantage by developing, owning, and operating energy and process facilities worldwide.

     The Company and its subsidiaries are engaged in the business of managing, owning and operating energy (power and steam) and process facilities and are also involved in the construction management and maintenance of projects in which the Company has an ownership interest. CRSS Capital has become involved in projects at various developmental stages, sometimes developing projects from the conceptual stage, other times acquiring an interest in an early phase of development or investing in completed and operating projects.

     Historically, producers of electric power consisted of regulated utilities and industrial users that produced electricity to satisfy their own needs. In response to the energy crisis of the 1970s, however, federal legislation fostered the development of an "independent power market" by encouraging and in some cases requiring utilities to purchase power from "Qualifying Facilities" ("QFs"), including cogenerators and small power producers, while also exempting these QFs from most utility regulatory requirements. As a result, a significant market for electric power produced by independent power generators has developed in the United States. CRSS Capital was one of the early entrants in that market and today is one of the larger independent power producers.

     Most independent power producers have focused almost exclusively upon the production of electricity. CRSS, however, offers a much broader array of energy products to industrial customers which includes, but is not limited to, the sale of high and low pressure steam, electricity, compressed air, black liquor processing services, solid and liquid waste disposal services, waste water and water treatment services and waste heat recovery services. During fiscal year 1994 more than 50 percent of the aggregate gross revenues of the projects in which the Company is involved have been derived from the sale of products or services other than electricity.

     Process industries, such as the pulp and paper, chemical, petro-chemical, fibers, food and manufacturing industries, experience high levels of energy related capital investment associated with their manufacturing operations. Further, these industries are increasingly subject to legislation and public pressure to reduce environmental emissions. Energy intensive industries are also often assessing and proceeding with the unbundling of core process assets from non-core power and utility assets as one way of rationalizing their business focus. The Company is working with existing and potential customers to lower manufacturing costs, shift production to higher margin product lines or simply provide a third party source of financing at an overall lower cost. The Company's experiences have shown that cost and reliability improvements can be significant when older, cash starved, out of favor energy assets are re-invigorated with active, enthusiastic management and provided with appropriate amounts of new capital.

     Another avenue being pursued by CRSS is power marketing. The impetus for power marketing comes from the National Energy Policy Act which mandated that investor-owned utilities, and other owners of transmission facilities, provide open transmission access at just and reasonable rates to promote the economically efficient transmission and generation of electricity as an aid to the public's search for lower cost electric service.

     CRSS is creating a competitive edge for its customers through its power marketing capability in support of new utility generation and industrial energy supply opportunities. For industry, CRSS delivers electric power procurement strategies incorporating self-generation, load management, self-service wheeling and power marketing. Additionally, CRSS is teaming with certain investor-owned utilities in order to provide full service, broad scope energy supply solutions to satisfy the needs of any customer.

     The Company believes that it has unique competencies in the pulp and paper and industrial utility asset markets. CRSS Capital developed and owns two operational energy production projects in the pulp and paper industry and was the first entity to project finance energy assets relying solely upon the economic capacity of a customer's mill. In the industrial utility asset management arena, CRSS Capital is pursuing opportunities for the acquisition or joint management of power and utility functions from major industrial corporations at various manufacturing sites in the United States and around the world.

     Under the Public Utility Regulatory Policies Act of 1978 ("PURPA"), electrical utilities are required to purchase electricity made available by "qualifying cogeneration facilities" and "qualifying small power production facilities" (as those terms are defined under PURPA) at a price equal to the utility's "avoided cost" (the marginal cost of generating the same amount of electricity or purchasing it from another available source). Cogeneration is the sequential production of electricity and thermal energy from the same source of fuel through an integrated system, which is typically more efficient than more conventional power projects which produce only electricity. All of the Company's current plants are qualifying cogeneration facilities or qualifying small power production facilities.

     PURPA is generally implemented by the various states, subject to federal guidelines established by the Federal Energy Regulatory Commission ("FERC"). The state regulatory agencies of the various states responsible for implementation of PURPA have developed different methods for calculating "avoided costs" and for encouraging the construction of certain cogeneration projects on the basis of the price of power under the power purchase contract and other factors. Under certain circumstances, power purchase contracts may be required to be approved by state commissions.

     The Company believes that the cost advantage generally inherent in the simultaneous production of electricity and thermal energy, coupled with PURPA's mandate for utilities to buy electricity from cogeneration facilities under certain circumstances, as well as other regulatory advantages afforded to qualifying cogeneration and small power production facilities, provide significant opportunities for unregulated companies to prosper in the power generation business, a field historically dominated by regulated public utilities.

     The Company anticipates that unregulated electrical energy sales will be attractive in selected markets on a long-term basis because of projected increases in power consumption, lack of significant new generating capacity construction by utilities in those markets and potential future energy pricing trends. In the Company's view, the more attractive geographic markets for unregulated power production are currently located in the Western, Southern and Mid-Atlantic states, since portions of these areas have generally higher electricity rates as well as an anticipated need for additional capacity.

     CRSS Capital has adopted a portfolio approach to the unregulated power and cogeneration market. As a result, it has developed and acquired interests in projects with a diversity of partners, geographic areas, fuel types, combustion technology and power and steam purchasers. This portfolio approach is intended to permit CRSS Capital to minimize the risk of being tied to any single partner, geographic area, fuel type, technology or power purchaser.

     CRSS Capital arranges project financing on a non-recourse basis for its energy and process projects. Thus, each project itself, along with its contracts and cash flows, provide the security required by lenders for that particular project. CRSS Capital's financial obligation is usually limited to equity commitments and construction cost overruns, if any.

     CRSS Capital's success is dependent upon its ability to compete for future projects, meet completion schedules, control construction costs, arrange financing at acceptable costs, sell energy from its operating units at competitive prices, offer customer responsive terms and conditions, and operate its facilities on a cost-effective basis.

     Through its subsidiary, CRSS Capital, CRSS currently has significant ownership in seven operational cogeneration and small power plants. The combined capacity of the seven operating plants is approximately 579 megawatts of electrical capacity and approximately five million pounds per hour of process steam capacity. The combined total assets of these seven plants and related facilities was approximately $750 million at June 30, 1994. During fiscal year 1994 aggregate gross revenues for CRSS' seven operating projects was approximately $200 million.

     CRSS Capital is also actively pursuing additional projects in the United States and overseas that are in various stages of development. There can be no assurance, however, that any of such projects will be completed.

     Since 1985, CRSS Capital has raised approximately $750 million of capital for its facilities in operation or under construction. Each such plant has been financed through project financing structures that are substantially non-recourse to CRSS Capital, CRSS Inc., and to its other projects. To date, the sole exception to this policy is that the Company has agreed to cross collateralize its three wood waste fired projects, Northumberland, McBain and Lincoln, as part of a refinancing. The Company generally relies on the capital markets to provide 100 percent of the construction and 80 percent to 90 percent of the term financing for its projects. The Company finances its development costs and its equity investments in project subsidiaries from internally generated funds and credit facilities.

     In fiscal year 1994, plants operated by CRSS Capital averaged 97.9 percent "availability". ("Availability" is defined by the North American Electric Reliability Council as the available hours divided by the period hours. In this case, to determine the system availability, each facility was weighted based on rated megawatt output consistent with general utility practices.) CRSS Capital plants on average have had a safety record significantly better than the average for the electricity generating industry.

CORPORATE HISTORY

     CRSS was founded as an architectural partnership in 1946 and was incorporated in the state of Delaware on October 16, 1970, as CRS Design Associates, Inc. CRSS expanded its service capabilities through both internal development and acquisition of two architectural and two construction firms between July 1981 and January 1983. In July 1983, CRSS acquired all of the outstanding common stock of J.E. Sirrine Company, an engineering firm that provided comprehensive engineering, planning, project management and construction services.

     Through its subsidiary, CRSS Services, Inc. ("CRSS Services"), CRSS provided comprehensive architectural, engineering and construction and program management services to industrial, institutional, commercial and public sector clients. Beginning in 1983, in an effort to diversify and decrease its dependence on the architectural, engineering and construction industry, CRSS expanded and diversified its operations to include (i) independent power and cogeneration, (ii) acid rain/pollution control and (iii) domestic and international third party insurance and reinsurance.

     CRSS Capital was incorporated on December 8, 1983.

     In 1986, the Company through its subsidiaries, expanded its insurance operations beyond self-insurance, to include issuance of third party domestic and international insurance and reinsurance business in certain niche markets.

     On June 30, 1989, the Company issued 2,527 shares of voting and nonvoting common stock in CRSS Capital, representing a 19 percent interest, to Paribas North America, Inc. ("Paribas") for a gross purchase price of $8 million. The 19 percent interest owned by Paribas was subsequently reduced to a 15 percent interest as a result of the purchase by the Company of additional shares of common stock of CRSS Capital in connection with the funding of the acquisition of three wood-fired facilities. On October 12, 1989, CRSS Capital acquired from Energy Factors, Incorporated, the remaining 51 percent interest not previously owned by CRSS Capital in three 18.5-megawatt wood-fired facilities (the "Viking Projects") by acquiring the Energy Factors, Incorporated subsidiary, which owned such interest. The purchase price included $5.5 million in cash plus reimbursement of equity contributions of approximately $5.1 million. In October 1991, Paribas increased its interest in CRSS Capital to the original 19 percent interest by purchasing additional shares of CRSS Capital common stock for $1.8 million. On January 31, 1994, the Company (via redemption by CRSS Capital) repurchased all of the common stock of CRSS Capital owned by Paribas for $17.0 million, resulting in CRSS Capital once again becoming a wholly-owned subsidiary of CRSS.

     During 1989, CRSS and Industrial Resources, Inc. formed NaTec Resources, Inc. ("NaTec") to develop, engineer and market integrated systems and products which control pollutants commonly associated with acid rain. CRSS has a 48 percent ownership interest and a 52 percent voting interest in NaTec.

     As a result of the continued growth of the independent power industry and CRSS Capital in recent years, the Company has redirected its focus toward this single line of business. In January 1992, the Company completed the sale of its domestic and international third party insurance and reinsurance business followed by an announcement in August 1992 of the Company's intent to divest its interest in NaTec. In July 1994, CRSS sold its design, engineering and construction services subsidiaries. Accordingly, these businesses have been reflected as discontinued operations. (See "Discontinued Operations" on page 11.)

POWER AND COGENERATION OPERATIONS

     A summary of CRSS' power and cogeneration operations and activities follows:

  Westwood Facility

     A limited partnership among CRSS Westwood, Inc. (a wholly-owned subsidiary of CRSS Capital), Westwood Funding Corporation (a wholly-owned subsidiary of ABB Combustion Engineering, Inc.), UtilCo Group, Inc. (a wholly-owned subsidiary of UtilCorp United), and Kenvil Energy Company developed the Westwood Generating Station, a 30-megawatt power plant operating in Schuylkill County, Pennsylvania. CRSS Westwood, Inc. owns a 47.5 percent interest in the partnership while Westwood Funding Corporation, UtilCo Group, Inc. and Kenvil Energy Company own
9.5 percent, 38 percent and 5 percent interests, respectively. The facility began commercial operation in July 1988 and was completed at a cost of approximately $82.3 million. The facility utilizes a circulating fluidized bed boiler to burn anthracite mining refuse to produce electricity. A large quantity of anthracite mining refuse located on the property and owned by the partnership sits immediately adjacent to or near the facility. The facility has received certification from the FERC as a "qualifying small power production facility" under PURPA.

     The Westwood facility was financed primarily through the issuance of tax-exempt industrial revenue bonds issued by the Schuylkill County Industrial Development Authority. These bonds have been secured by the facility, the revenue generating contracts associated with the facility and a non-recourse letter of credit issued by a commercial bank. The interest rate on the bonds has not been fixed but rather, fluctuates on a daily basis in response to market conditions. The Company has infused cash equity of $4.5 million and has guaranteed to contribute an additional $3.0 million equity contribution if cash flow is not sufficient to meet debt service requirements. As of June 30, 1994, a total of $54.7 million in bonds were outstanding.

     The partnership has executed a 20-year contract with Metropolitan Edison Company for the sale of the electricity produced by the facility. The partnership has also entered into backup power purchase and electricity transmission agreements with Pennsylvania Power & Light Company ("PP&L").

     CRSS Capital provides administrative management and overall management of operations and maintenance for this project.

  Northumberland Facility.

     CRSS Capital has developed, constructed and currently operates an 18.5-megawatt wood-fired cogeneration facility in Northumberland, Pennsylvania. This facility utilizes conventional stoker boiler technology to burn various types of wood and fiber wastes. CRSS Capital, through wholly-owned subsidiaries, owns a 100 percent interest in the limited partnership which owns the project. The project cost approximately $33.5 million and achieved commercial operation in December, 1989. The project has received certification under PURPA from the FERC as both a "qualifying small power production facility" and a "qualifying cogeneration facility".

     The Northumberland facility was originally financed on a non-recourse basis through a commercial bank providing both construction and term debt. During fiscal year 1989, this debt was refinanced and replaced by a 20-year, fixed rate, non-recourse borrowing obtained from institutional investors. CRSS Capital arranged for the refinancing of the non-recourse term debt of this project along with the McBain and Lincoln facilities (discussed below) on terms and conditions which were more attractive than the original term loans. As of June 30, 1994, the amount of long-term non-recourse financing was $17.3 million. The Company has infused cash equity of $12.4 million and has agreed to make an additional $3.5 million equity contribution to fund a debt service reserve account. This reserve account may be drawn upon as a result of debt service payment shortfalls on the Northumberland, McBain and/or Lincoln projects.

     The partnership has executed a 20-year contract with PP&L for the sale of electricity produced by the project. The partnership has also executed a 20-year contract with Furman Foods, Inc. ("Furman") for the sale of steam produced by the facility and required by Furman for its normal operations.

     The partnership has entered into multiple short and long-term fuel supply contracts with various suppliers for the delivery of wood fuel, composed of wood fiber and sawdust.

     CRSS Capital provides administrative management and overall management of operations and maintenance for this project.

  McBain Facility

     CRSS Capital developed, constructed, currently operates, and through wholly-owned subsidiaries, owns 100 percent of an 18.5-megawatt wood-fired facility located in McBain, Michigan. The project achieved commercial operation during December, 1989. The design of this facility is almost identical to the Northumberland facility in Pennsylvania. The project has been certified by the FERC as a "qualifying small power production facility".

     The McBain facility was originally financed on a non-recourse basis through the same commercial bank used for the Lincoln facility. The lender provided both construction and term debt. During fiscal year 1989, this debt was refinanced and replaced by a 20-year, fixed rate, non-recourse borrowing obtained from institutional investors. The total project cost was approximately $31.3 million. As of June 30, 1994, the total amount of long-term non-recourse project financing on the McBain facility was $22.4 million. The Company has infused cash equity of $8.4 million and has agreed to contribute an additional sum (as noted above) to fund a debt service reserve account.

     Consumers Power Company ("Consumers Power") has agreed to purchase electrical power generated by the McBain facility under a long-term power supply contract for an initial term beginning with commercial operation and ending on December 31, 2018. The contract provides for price adjustments based on the results of pricing reviews by the Michigan Public Service Commission ("MPSC"). Under a 1987 Michigan law, these contractual provisions are limited for the period of financing of those facilities or 17.5 years, whichever is less. As a result, under current law there can be no state regulatory review of the capacity rate paid under each contract for the duration of the existing term loan.

     The partnership entered into multiple short and long-term fuel supply contracts with various suppliers for the delivery of wood fuel, composed of wood fiber and sawdust.

     CRSS Capital provides administrative management and overall management of operations and maintenance for this project.

  Lincoln Facility

     CRSS Capital developed, constructed, currently operates, and through wholly-owned subsidiaries, owns 100 percent of an 18.5-megawatt wood-fired facility located in Lincoln, Michigan. The project achieved commercial operation during January, 1990. The design of this facility is almost identical to the Northumberland facility in Pennsylvania. The project has been certified by the FERC as a "qualifying small power production facility".

     The Lincoln facility was originally financed on a non-recourse basis through the same commercial bank used for the McBain facility. The lender provided both construction and term debt. During fiscal year 1989, this debt was refinanced and replaced by a 20-year, fixed rate, non-recourse borrowing obtained from institutional investors. The total project cost was approximately $30.2 million. As of June 30, 1994, the total amount of long-term non-recourse project financing on the Lincoln facility was $23.6 million. The Company has infused cash equity of $5.5 million and has agreed to contribute an additional sum (as noted above) to fund a debt service reserve account.

     Consumers Power Company has agreed to purchase electrical power generated by the Lincoln facility under a long-term power supply contract for an initial term beginning with commercial operation and ending on December 31, 2018. The contract provides for price adjustments based on the results of pricing reviews by the MPSC. Under a 1987 Michigan law, these contractual provisions are limited for the period of financing of those facilities or 17.5 years, whichever is less. As a result, under current law there can be no state regulatory review of the capacity rate paid under each contract for the duration of the existing term loan.

     The partnership entered into multiple short and long-term fuel supply contracts with various suppliers for the delivery of wood fuel, composed of wood fiber and sawdust.

     CRSS Capital provides administrative management and overall management of operations and maintenance for this project.

  Hopewell Facility

     A limited partnership owned by a subsidiary of CRSS Capital, American National Power, (a subsidiary of National Power PLC), and Mission Energy, (a subsidiary of SCEcorp), owns and is operating a 365-megawatt natural gas-fired cogeneration facility located in Hopewell, Virginia. CRSS Capital owns a 50 percent interest while American National Power and Mission Energy each own a 25 percent interest in this limited partnership. The Hopewell facility achieved commercial operation in August, 1990, and was completed at a total cost of approximately $198 million. The project provides capacity and energy to Virginia Electric and Power Company ("Virginia Power") under a 25-year Power Purchase and Operating Agreement ("Power Contract"). The project is compensated for providing capacity as measured semi-annually in accordance with the Power Contract and for energy which is escalated in accordance with an index which represents a substantial pass through of energy costs at the lower of natural gas or #2 fuel oil. The Power Contract provides for the facility to be economically dispatchable by Virginia Power on the basis of the variable cost of operation to the utility.

     The financing of the Hopewell facility was arranged on a non-recourse basis through a commercial bank syndicate providing both construction and term debt. A 17-year interest rate swap which fixed the interest rate charged on the loan, was also provided by the lender. In July 1991, CRSS Capital funded its equity contribution of $10 million to the Hopewell limited partnership. As of June 30, 1994, the total amount of long-term non-recourse project financing on the Hopewell facility was $154.1 million.

     Fuel for the facility is being provided by Transco Energy Marketing Company, (a subsidiary of Transco Energy Company), under a 15-year fuel supply agreement. Steam from the facility is being sold to the Aqualon Company under the terms of a 25-year steam sales and purchase agreement. The Aqualon Company is a wholly-owned subsidiary of Hercules, Inc. The Hopewell facility has received "qualifying cogeneration facility" status from FERC.

     CRSS Capital is providing administrative project management services and overall management of operations and maintenance.

  Naheola Facility

     CRSS Capital, through Naheola Cogeneration Limited Partnership is a 50 percent owner with James River Pennington, (a subsidiary of James River Corporation), of a chemical recovery and cogeneration facility located at the James River Naheola Mill in Pennington, Alabama. The facility processes black liquor solids via a chemical recovery unit and provides steam, compressed air and a portion of the mill's electrical power requirements pursuant to a 20-year contract with James River Pennington. The partnership is compensated for being available to provide services and on a per unit basis for quantities of black liquor processed and energy produced and used by the mill. Prices change annually based upon a nationally published inflation index. The Naheola facility has received "qualifying cogeneration facility" status from the FERC.

     The facility was completed and began operating in March 1993, more than three months ahead of schedule, at a cost of approximately $290 million. The facility has the capacity to supply 5.4 million pounds per day of black liquor processing services, 1.8 million pounds per hour of process steam, and 80 megawatts per hour of electricity to the mill. Fuels used in the production of energy include: black liquor solids, coal, wood waste, natural gas, fuel oil and pulp mill sludge.

     CRSS Capital arranged financing for construction and start-up of the facility through a commercial bank syndicate using 17-year taxable industrial revenue bonds issued by the Industrial Development Board of the City of Butler, Alabama. An interest rate swap agreement has been entered into by the partnership fixing the interest rate over the life of the loan. In July 1993, CRSS Capital funded its equity contribution of $30 million to the Naheola limited partnership, of which CRSS's portion was $24.3 million. As of June 30, 1994, a total of $229.9 million in bonds were outstanding.

     CRSS Capital is providing administrative project management services.

     CRSS Capital has an option to put its interest in Naheola at fair value to James River in the event that the facility becomes subject to regulation as a public utility, production levels at the Naheola mill fall below certain levels due to James River shifting production to other mills, or if the Naheola mill is sold to a competitor of the Company. James River also has an option to purchase CRSS Capital's interest at fair value.

  Appomattox Facility

     CRSS Capital, through the Appomattox Cogeneration Limited Partnership, is the developer and a 50 percent owner with Catamount Energy, (a subsidiary of Central Vermont Public Service Company), of an entity which is providing 50 megawatts of capacity and energy to Virginia Power. The project structure developed by CRSS Capital consists of the acquisition of an existing power sales agreement between Stone Container Corporation and Virginia Power concurrent with a long-term lease of power generation assets at Stone Container's Hopewell, Virginia paper mill. The leased assets produce electricity while simultaneously providing black liquor processing services (via a chemical recovery unit), steam, and other utility services to Stone Container. The leased assets include a power boiler, a chemical recovery boiler, a turbine generator, and related steam and power generation assets. The limited partnership provides these industrial energy services to Stone Container pursuant to a 12-year contract which began in October 1992. Fuels used in the production of energy include: black liquor solids, coal and bark. The Appomattox facility has received "qualifying cogeneration facility" status from the FERC. The paper mill has been operational since 1920.

     CRSS Capital arranged a nine-year, fixed rate financing for the Appomattox project through a syndicate of institutional investors. Total project costs were $70.6 million. As of June 30, 1994, the total amount of long-term, non-recourse project financing on the Appomattox project was $49.9 million. The Company has infused cash equity of $7.1 million.

     CRSS Capital is providing administrative project management services.

  Backlog

     Backlog is based on projected undiscounted contractual revenues for the seven facilities in which CRSS Capital has an ownership interest. Total backlog at June 30, 1994 was approximately $4.4 billion, of which CRSS Capital's interest was approximately $2.5 billion. The projected revenues are based on remaining contract terms of 10 to 24 years. Although backlog may be an indication of expected future revenues, the assumptions used for inflation, fuel prices and average utilization rates are all subject to adjustment, and therefore no assurances can be made as to the timing or amount of the realization of such revenues.

  Projects Under Development

     CRSS Capital continues to be active in the project development marketplace selectively seeking to expand its independent power, pulp and paper and industrial utility asset management project portfolio through in-house project origination efforts and the acquisition of existing production facilities or facilities that are currently under construction or development. The majority of CRSS Capital's project development efforts are focused upon projects in the $50 to $500 million capital cost range.

     CRSS Capital has been selected by the Bonneville Power Administration ("BPA") as part of the BPA's Resource Contingency Plan for the development of a 480-megawatt natural gas-fired combined cycle facility in Chehalis, Washington. CRSS Capital is the sole developer and 100 percent owner of this $400 million project, which would represent CRSS Capital's largest project to date. The decision to purchase any power under the BPA's Resource Contingency Plan will be made by the BPA at the conclusion of the Environmental Impact Statement process.

  Competition

     Competition for developing, financing and owning energy and process projects is based primarily on project development expertise, financial strength, and technical capability. CRSS Capital competes with other independent power producers, including affiliates of utilities, for project opportunities. CRSS Capital also encounters competition from finance companies in the pursuit of industrial investment opportunities.

     The recent amendments to PUHCA may increase the number of CRSS Capital's competitors by reducing certain ownership restrictions currently applicable to certain projects which are not QFs under PURPA. See "Regulation".

REGULATION

     The Company is subject to energy and environmental laws and regulations at the federal, state, and local levels in connection with the development, ownership, and operation of its energy plants. Federal laws and regulations govern transactions with utility companies, the types of fuel which may be utilized by a plant, the type of energy which may be produced by a plant and the ownership of a plant. State utility regulatory commissions must usually approve the rates and, in some instances, other terms and conditions under which public utilities purchase electric power from independent producers. Under some circumstances the FERC must approve rates in power contracts. In certain circumstances where specific exemptions are otherwise unavailable, state utility regulatory commissions may have broad jurisdiction over non-utility and industrial electric power plants and even over sales of steam and heat. Energy-producing projects also are subject to federal, state, and local laws and administrative regulations which govern emissions produced by a plant and the geographical location, zoning, land use and operation of a plant. Applicable federal environmental laws typically have state and local enforcement and implementation provisions. These environmental laws and regulations generally require that a wide variety of permits and other approvals be obtained before the commencement of construction or operation of an energy-producing facility and that the facility then operate in compliance with such permits and approvals. CRSS believes that it possesses the technology, technical expertise and administrative capabilities to comply with existing energy and environmental laws and regulations.

     In order to qualify for the benefits provided a QF by PURPA, projects must satisfy certain ongoing ownership, fuel and size requirements. Similarly, each Electric Wholesale Generation Facility ("EWG") must satisfy federal requirements. The FERC certification of qualifications for both QFs and EWGs may be obtained based upon the factual representations made by a facility's operators or owners in an application to the FERC. CRSS Capital has received opinions of counsel to the effect that all of its projects are QFs. If, however, the projects fail to continue to comply with federal regulations relating to QFs, they would fail to remain QFs, which could cause the termination of certain contracts, including power sales contracts. The standards for qualification and the applicable regulations are subject to amendment. If the regulations were to be amended, the Company cannot predict what effect any such amendment would have on the Company or its projects. At the present time the Company has no projects operating or under construction which are classified as EWGs.

     Pursuant to authority granted under PURPA, the FERC has promulgated regulations that currently exempt QFs and their owners from certain cost of service and other restrictions imposed by the Federal Power Act ("FPA"), the Public Utility Holding Company Act ("PUHCA"), and state laws related to the rates and the financial and organizational regulation of electric utilities.

     PURPA, PUHCA, FPA, the Energy Policy Act of 1992 and various state laws and regulations thereunder are subject to amendment or repeal. State regulatory bodies may also amend or repeal other laws or regulations materially affecting the Company's projects. The Company cannot predict the effect that any such amendment or repeal, if adopted, would have on the qualification of the projects, or the extent of regulation to which the projects may thereby become subject to or on the economic viability of the project.

     In addition to the regulations described above, the projects must comply with applicable federal, state, and local laws and regulations relating to land use and the protection of the environment. The environmental regulations under which the projects operate are subject to amendment. The Company cannot predict what effect compliance with such amendments, if adopted, may have on its business. Compliance with such amendments could require modification of a project and thereby increase its costs, extend its completion date or otherwise adversely affect the project's operation.

     Because CRSS Capital attempts to design and develop its projects so that they qualify for the benefits of PURPA, CRSS Capital's business could be adversely affected by a significant change in PURPA and could otherwise be materially impacted by decisions of federal, state, and local legislative, judicial, and regulatory bodies.

  Public Utility Regulatory Policies Act

     The enactment in 1978 of PURPA and the adoption of regulations thereunder by the FERC provided incentives for the development of cogeneration facilities and small power production facilities (those utilizing renewable fuels and having a capacity of less than 80 megawatts). In 1990, Congress amended PURPA to lift the 80-megawatt ceiling on facilities using certain renewable fuel technologies.

     PURPA provides two primary benefits to QFs. First, QFs are relieved of compliance with extensive federal, state, and local regulations that control the development, financial structure, and operation of an energy-producing plant and the prices and terms on which energy may be sold by the plant. Second, the FERC's regulations promulgated under PURPA require that electric utilities purchase electricity generated by QFs, construction of which commenced on or after November 9, 1978, at a price based on the purchasing utility's full "avoided cost", and that the utility sell back-up power to the QF on a nondiscriminatory basis. The term "avoided cost" is defined as the incremental costs to an electric utility of electric energy or capacity or both which, but for the purchase from the qualifying facility or qualifying facilities, such utility would generate for itself or purchase from another source. The FERC regulations also permit QFs and utilities to negotiate agreements for utility purchases of power at rates lower than the utility's avoided costs. Due to increasing competition for utility contracts, the current practice is for most power sales contracts to be awarded at below avoided cost. While public utilities are not explicitly required by PURPA to enter into long-term contracts, PURPA helped to create a regulatory environment in which it has become common for long-term contracts to be negotiated.

  Public Utility Holding Company Act

     Under PUHCA, any corporation, partnership or other legal entity which owns or controls 10% or more of the outstanding voting securities of a "public utility company" or a company which is a "holding company" of a public utility company is subject to registration with the Securities and Exchange Commission and regulation under PUHCA, unless eligible for an exemption. The FERC, under PURPA, has declared that QFs and EWGs are not public utility companies under PUHCA. A holding company of a public utility company that is subject to registration is required by PUHCA to limit its utility operations to a single integrated utility system and to divest any other operations not functionally related to the operation of that utility system. Approval by the Securities and Exchange Commission is required for nearly all important financial and business dealings of the holding company.

     If CRSS Capital were to pursue the acquisition or development of a project which would not qualify as a QF or an EWG, CRSS Capital would structure its participation in a manner to qualify for other exemptions from regulation under PUHCA. Such a structure could, for example, consist of CRSS Capital holding a non-voting, limited partnership interest in a partnership which owns a project. PUHCA exemptions are available for foreign utility acquisitions.

  Federal Power Act

     The FPA grants the FERC exclusive rate-making jurisdiction over wholesale sales of electricity in interstate commerce, including ongoing as well as initial rate jurisdiction, which enables the FERC to revoke or modify previously approved rates. Such rates may be based on a cost-of-service approach or on rates that are determined through competitive bidding or negotiation. While QFs under PURPA are exempt from the rate-making and certain other provisions of the FPA, EWGs and projects not qualifying for QF status would be subject to the FPA and to the FERC rate-making jurisdiction, which may limit their flexibility in negotiations with power purchasers. However, since such plants would not be bound by PURPA's thermal energy use requirement, they might have greater latitude in site selection and facility size.

  State Regulation

     State public utility commissions ("PUCs") have broad authority to regulate both the price and financial performance of providers of public utility services, including in some cases, authority over the sale of steam and heat. Since a power sales contract will become a part of a utility's cost structure (and therefore is generally reflected in its rates), power sales contacts from independents are potentially under the regulatory purview of PUCs. However, many PUCs are normally favorably disposed toward independent power contracts (and may even pre-approve contracts with prices that do not exceed the avoided costs of the purchasing utility) because such contracts often have been acquired through a competitive or market-based process. Recognizing the competitive nature of the acquisition process, most PUCs will permit utilities to "pass through" expenses associated with an independent power contract to the utility's retail customers.

     Independent power producers which are not QFs under PURPA are considered to be public utilities in many states, and are subject to broad regulation by PUCs, ranging from the requirement of certificates of public convenience and necessity to regulation of organizational, accounting, financial, and other corporate matters. Although the FERC generally has exclusive jurisdiction over the rates charged by such a producer to its wholesale customers, PUCs have the ability, in practice, to influence the establishment of such rates by asserting jurisdiction over the purchasing utility's ability to pass through the resulting cost of purchased power to its retail customers. In addition, states may assert jurisdiction over the siting and construction of facilities not qualifying as QFs (as well as QFs), and over the issuance of securities and the sale or other transfer of assets by these facilities.

  Transmission and Wheeling

     Energy-producing plants that sell power to distant customers often require the transmission of electricity over power lines owned by others ("wheeling"). The prices and related terms and conditions of wheeling generally are regulated by the FERC. PUCs also have limited jurisdiction over the transmission of power to distant users. Only one of CRSS Capital's projects (Westwood) requires wheeling.

  Environmental Regulation

     The construction and operation of power projects are subject to extensive federal, state, and local laws and regulations adopted for the protection of the environment and to regulate land use. The laws and regulations applicable to CRSS Capital primarily involve the discharge of emissions into water and air and the use of water, but can also include wetlands preservation, endangered species, waste disposal, and noise regulation. These laws and regulations in many cases require a lengthy and complex process of obtaining licenses, permits and approvals from federal, state and local agencies. If such laws and regulations are changed and CRSS Capital's facilities are not exempt from implementing such changes, extensive modifications to project technologies and facilities could be required.

     CRSS Capital monitors applicable environmental standards and evaluates the selection of technologies to ensure that the applicable standards will be met. Based on current trends, CRSS Capital expects that environmental and land use regulation will become more stringent. Accordingly, CRSS Capital plans to continue to place a strong emphasis on the development and use of "best-available" technology to minimize the impact of its energy generation on the environment.

  Clean Air Act

     In late 1990, Congress passed the Clean Air Act Amendments of 1990 (the "1990 Amendments"). The original Clean Air Act of 1970 set guidelines for emissions standards for major pollutants (for example, SO2 and NOx) from newly-built sources in an attempt to reduce emissions from existing sources -- particularly large older power plants that were exempted from certain regulations under the original Clean Air Act. All of CRSS Capital's operating plants perform at levels better than federal performance standards mandated for such plants under the 1990 Amendments.

     The 1990 Amendments create a marketable commodity called an SO2 "allowance". One allowance permits the discharge of one ton of SO2 by a facility for the year the allowance is granted. All nonexempt power plants over 25 megawatts that emit SO2 (including independent power plants) must obtain allowances in order to operate after 1999. Existing utilities will be issued allowances based on their historical fuel consumption and a reduced emission rate specified in the statute. To the extent any utility has more allowances than it needs, either because of shutdown or because of "overcontrolling" emissions, the utility can transfer or sell those allowances to others.

     Significantly, the 1990 Amendments exempt from the SO2 allowance provisions all existing independent power projects which were operating, under construction or with power sales contracts (or letters of intent therefor) as of November 15, 1990, as well as plants outside the contiguous 48 states. As a result, all of CRSS Capital's operating plants, plants under construction and certain of its projects under development are exempt. Other provisions of the 1990 Amendments will help to reduce the negative impact of the 1990 Amendments on CRSS Capital's plants that are under development, but not exempt from the allowance provisions, by providing alternative sources of allowances other than from utilities. The new SO2 reductions that will be required of existing utility plants may reduce the net electricity output of some utility plants and may force others to shut down, increasing the demand for new power capacity.

     The 1990 Amendments also require states to impose annual operating permit fees of at least $25 per ton of regulated pollutants emitted up to $100,000 per pollutant (4,000 tons). While such permit fees may be substantial, and will be greater for coal-fired projects than for those burning gas or other fuel, such fees are not expected to increase CRSS Capital's plant operating costs significantly.

DISCONTINUED OPERATIONS

  CRSS Services, Inc. -- Architectural, Engineering and Construction Services

     CRSS Services, a wholly-owned subsidiary of CRSS, provided comprehensive architectural, engineering, and construction and program management services through its three primary wholly-owned operating subsidiaries: CRSS Architects, Inc. ("Architects"), CRSS Constructors, Inc. ("Constructors"), and CRS Sirrine Engineers, Inc. ("Engineers").

     On July 21, 1994, the Company sold its design subsidiary, Architects, to Hellmuth, Obata & Kassabaum, Inc. ("HOK") of St. Louis, Missouri. Total consideration amounted to $6.8 million, consisting of $4.8 million in cash and a $2.0 million sharing of future net cash distributions from the Peace Shield project. The Peace Shield project is part of the United States' foreign military sales program to provide AWACS aircraft to Saudi Arabia. CRSS, in joint venture with Metcalf & Eddy, Inc. serves as overall program manager for the construction of all support facilities for the AWACS aircraft. Completion of the Peace Shield project is expected in June 1996.

     On July 29, 1994, the Company sold its engineering and construction management operations, consisting primarily of Constructors and certain assets and liabilities of Engineers, to Jacobs Engineering Group Inc. ("Jacobs"). Total consideration paid by Jacobs amounted to $33.5 million in cash, representing $14.0 million over the aggregate book value of the businesses acquired as of June 30, 1994. The purchase price is subject to adjustment for changes in the aggregate book value of the businesses acquired between June 30, 1994 and the closing date of July 29, 1994. As part of the transaction, CRSS retained certain assets and liabilities (representing net assets of approximately $10.9 million), the majority of which relate to four power plant engineering, procurement and construction contracts which are substantially complete or in the later stages of completion. The Company has agreed to share in the future profit margin improvement or deterioration for up to three specific projects,

     Additionally, the Company has agreed to indemnify HOK and Jacobs against certain legal claims arising from any acts, errors or omissions prior to July 21, 1994 and July 29, 1994, respectively.

     See Note 3 of the Notes to Consolidated and Combined Financial Statements on page 34 of this Form 10-K for more information related to the discontinuance of the architectural, engineering, and construction services segment.

  NaTec Resources, Inc. -- Acid Rain Pollution Control

     In July 1988, CRSS Nahcolite, Inc. ("CRSN"), a wholly-owned subsidiary of the Company, and Wolf Ridge Corporation, a wholly-owned subsidiary of Industrial Resources, Inc. ("IRI"), formed NaTec Mines, a limited partnership, to develop, design and market integrated systems and products to control pollutants commonly associated with acid rain, to design and construct pilot and commercial plants for the extraction of minerals from NaTec Mines' sodium leases and to market and ship sodium, sodium products and sodium technology for industrial and utility uses. On October 30, 1989, the Company exchanged its outstanding stock in CRSN (which held the Company's 50 percent interest in NaTec Mines), plus cash of approximately $6.1 million, for 11.1 million newly issued common shares of IRI. In conjunction with the transaction, IRI changed its name to NaTec Resources, Inc. ("NaTec"). As a result of this transaction, the Company owned an equity interest of approximately 45 percent of the recapitalized NaTec.

     NaTec's primary business is related to its dry sorbent injection technology which utilizes nahcolite, a naturally occurring form of sodium bicarbonate, which NaTec obtains from a joint venture producer of nahcolite in which NaTec has a 50 percent interest. The nahcolite, along with patented reagents, is injected into the flue gas stream at a power plant or industrial facility, where it reacts with the flue gas, reducing both sulfur dioxide and nitrogen oxide emissions. NaTec provides consulting services, systems construction, sorbent supply and processing along with operations and maintenance services. Primary markets are the utility, independent power production, and industrial markets which include pulp and paper, municipal solid waste and petroleum refining.

     On November 1, 1990, CRSS purchased 100,000 shares of NaTec Series A Cumulative Convertible Exchangeable Preferred Stock ("Preferred Stock") for $10.0 million. Quarterly dividends of 12.0 percent per annum are payable at the option of CRSS in (i) cash, (ii) an equivalent amount of NaTec common stock or
(iii) a promissory note. At the option of the Company, and at any time prior to redemption, the Preferred Stock may be converted into approximately 1.6 million shares of NaTec common stock. The Preferred Stock has voting rights based upon the number of "as if converted" shares of NaTec common stock.

     On April 25, 1991, CRSS purchased an additional 700,000 shares of NaTec common stock for approximately $3.3 million. This purchase, along with the common shares received during fiscal 1991 as payment for Preferred Stock dividends, increased CRSS' holding of NaTec common stock to approximately 12.0 million shares or a 47.4 percent equity ownership. When combined with the voting rights obtained in conjunction with the November 1, 1990 Preferred Stock purchase, CRSS obtained controlling interest in NaTec with voting rights of 50.6 percent as a result of this additional stock purchase.

     During fiscal year 1992, CRSS purchased 10,000 shares of Series B and 10,000 shares of Series C Cumulative Convertible Exchangeable Preferred Stock ("Series B and Series C") for $2.0 million. Dividends are payable quarterly at a rate of 11.5 percent per annum. Series B and Series C may be converted at the option of CRSS into approximately 224,000 shares and 279,000 shares, respectively. Other terms of the Series B and Series C Preferred Stock are substantially identical to Series A. With the voting rights obtained in conjunction with these additional purchases of Preferred Stock combined with common stock received as payment for Preferred Stock dividends, CRSS effectively controls approximately 51.5 percent of the voting rights of NaTec at June 30, 1994.

     Effective December 31, 1992, CRSS consolidated various amounts receivable from NaTec into a five-year convertible note. Upon conversion of the remaining balance of the note, CRSS would effectively control approximately 55.5 percent of the voting rights of NaTec.

     NaTec, through its 50 percent ownership of an affiliate, holds federal leases in Colorado expiring in 2001 which can be renewed for successive 10-year periods. The leases cover an area of 8,224 acres located approximately 48 miles northwest of Rifle, Colorado. The two principal sodium materials contained in the leases are nahcolite and dansonite. Located on the leases in Colorado is a nahcolite solution mining and processing facility which went into operation in April 1991.

     In August 1992, the Company announced its intent to divest its acid rain/pollution control related holdings. In June 1994, the Company signed a nonbinding letter of intent with a third party to sell its holdings in NaTec. This letter of intent has subsequently expired. Negotiations are continuing, however, as there still exists a willingness from both parties to attempt to consummate a transaction.

     The acid rain/pollution control operations were classified as discontinued operations as of June 30, 1992. See Note 3 of the Notes to Consolidated and Combined Financial Statements on page 34 of this Form 10-K for more information related to the discontinuance of the acid rain/pollution control operations.

  Global Capital Group, Inc. -- Insurance and Specialty Program Underwriter

     In 1981, the Company organized Global Capital Insurance Ltd. ("Global"), a wholly-owned subsidiary, to reinsure a portion of the Company's own insurance needs (primarily for professional liability insurance) and thereby reduce its increasing insurance costs. In 1986, Global and successors began to pursue opportunities for expansion into certain third party specialty domestic and international insurance and reinsurance markets. In 1987, the Company organized a new insurance holding company, Global Capital Group, Inc. ("Global Capital").

     In January 1992, CRSS and Global Capital completed the sale of its primary insurance subsidiary, Global Insurance Company ("GIC"), for $8.9 million to United Republic Reinsurance Company, a subsidiary of the Lawrence Group, Inc. The sales agreement provided for a guarantee by Global Capital of the GIC balance sheet, including loss reserves, by an amount up to $2.75 million. As of June 30, 1994, CRSS has paid the entire $2.75 million guarantee amount. The insurance operations were classified as discontinued operations as of June 30, 1991. See Note 3 of the Notes to Consolidated and Combined Financial Statements on page 34 of this Form 10-K for more information related to the discontinuance of the insurance operations.

EMPLOYEES

     As of June 30, 1994, CRSS and its subsidiaries had 1,862 employees distributed among the various segments as follows:

    CRSS Services, Inc...........................................................  1,774
    CRSS Capital, Inc............................................................     37
    Corporate....................................................................     51
                                                                                   -----
    Total........................................................................  1,862
                                                                                   =====

     Following completion of the sale of the architectural, engineering, and construction services segment, the Company will have 63 employees engaged in operations, business development and marketing, and general and administrative functions.

ITEM 2. PROPERTIES

     The Company leases office space at 1177 West Loop South in Houston, Texas. The noncancelable lease, which terminates September 2003, is subject to annual escalations for increased operating costs. The base rental rate is also subject to increase in October 1998.

     The Company also owns property at 1111 West Loop South which includes land and a two-story office building with approximately 52,400 square feet.

     See discussions in Item 1, regarding power and cogeneration facilities.

ITEM 3. LEGAL PROCEEDINGS

     The Company and its subsidiaries are defendants in a number of lawsuits involving claims typical of those filed against the architectural, engineering, and construction professions, alleging primarily professional errors, omissions, and/or delays. The Company has agreed to indemnify HOK and Jacobs against such claims arising prior to July 21, 1994 and July 29, 1994, respectively. The Company and its subsidiaries maintain professional liability insurance and other self-insured reserves, which insure against risk within the existing policy limits. Management is of the opinion that the CRSS Inc. Consolidated Financial Statements, incorporated herein, include adequate provision for uninsured losses.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1994.

  Identification of Executive Officers

     The following is a list of executive officers of CRSS, their ages, positions, and offices, as of August 26, 1994, except those executive officers who are also directors and are listed in Item 10.

         NAME INFORMATION                   OFFICES AND POSITIONS WITH CRSS AND OTHER
- - ----------------------------------  ---------------------------------------------------------
James T. Stewart (Age 46).........  President. Mr. Stewart joined CRSS in 1983 as Senior Vice
                                    President, Manager of the Power Division. In 1988, Mr.
                                    Stewart was appointed President and Chief Executive
                                    Officer of CRSS Capital, Inc. He became President of CRSS
                                    Inc. effective August 25, 1994.
William J. Gardiner (Age 40)......  Senior Vice President/Chief Financial Officer/Treasurer.
                                    Mr. Gardiner joined CRSS in 1976. In 1982, Mr. Gardiner
                                    was named Assistant Corporate Controller for CRSS and was
                                    promoted to Vice President/Controller -- Architecture
                                    Group in 1985. In 1990, Mr. Gardiner was appointed Senior
                                    Vice President/Chief Financial Officer of CRSS Capital,
                                    Inc. He became Senior Vice President/Chief Financial
                                    Officer/Treasurer of CRSS Inc. in 1992.

                                             (Table continued on following page)

         NAME INFORMATION                   OFFICES AND POSITIONS WITH CRSS AND OTHER
- - ----------------------------------  ---------------------------------------------------------
Timothy R. Dunne (Age 42).........  Vice President/General Counsel/Secretary. Mr Dunne joined
                                    CRSS Capital, Inc. in 1990 as Assistant General Counsel,
                                    and was promoted to General Counsel of CRSS Capital, Inc.
                                    in 1992. He became Assistant Secretary of CRSS Inc. in
                                    1992 and was appointed Vice President/General
                                    Counsel/Secretary effective August 25, 1994.
Mary V. Gilbert (Age 32)..........  Vice President/Controller. Ms. Gilbert joined CRSS
                                    Capital, Inc. in 1989 as Assistant Controller. She was
                                    appointed Vice President/Controller of CRSS Capital, Inc.
                                    in 1992 and became Controller of CRSS Inc. in April 1994.
                                    Ms. Gilbert was elected Vice President effective August
                                    25, 1994.

     Effective August 25, 1994, Craig L. Martin (Senior Vice
President/Operations) and Frank Perrone (Vice President/General
Counsel/Secretary) resigned from their positions as executive officers of the Company.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     CRSS Inc. common stock is traded on the New York Stock Exchange under the trading symbol "CRX". The number of holders of record of the Company's common stock, $1.00 par value, as of August 25, 1994 was 1,235.

                                                                                    PRICE RANGE
                                                             DIVIDENDS       -------------------------
    FISCAL 1994                                              PER SHARE         HIGH             LOW
    -----------                                              ---------       ---------       ---------
    First Quarter..........................................    $0.03           $    10          $8 1/4
    Second Quarter.........................................     0.03            10 3/8           8 3/8
    Third Quarter..........................................     0.03            13 1/4           9 3/4
    Fourth Quarter.........................................     0.03            12 3/8           9 1/2
                                                             ---------
                                                               $0.12
    FISCAL 1993
    -----------
    First Quarter..........................................    $0.03           $10 3/4          $7
    Second Quarter.........................................     0.03            11 1/8           7
    Third Quarter..........................................     0.03                11           8 1/2
    Fourth Quarter.........................................     0.03             9 5/8           7 1/2
                                                             ---------
                                                               $0.12

     Cash dividends have been paid on the Company's common stock since
1974 -- annually for fiscal years 1974 through 1976 and on regular quarterly dates since November 1976.

ITEM 6. SELECTED FINANCIAL DATA

     The following table presents selected financial information for CRSS Inc. and its subsidiaries as of and for each of the five years ended June 30, 1994. Selected financial data should be read in conjunction with the Consolidated Financial Statements and accompanying notes.

                                            1994       1993       1992       1991       1990
                                          --------   --------   --------   --------   --------
                                               (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
    Revenues............................  $ 28,419   $ 37,975   $ 30,519   $ 34,065   $ 17,945
    Equity income (loss) in
      partnerships......................    14,327      8,038      5,027      2,360        (41)
    Operating income (loss) from
      continuing operations.............    14,096     13,610      4,676      5,054       (930)
    Earnings (loss) from continuing
      operations........................     3,718      4,318     (1,085)      (685)    (2,669)
    Primarily and fully diluted earnings
      (loss) per common share from
      continuing operations.............      0.28       0.33      (0.08)     (0.05)     (0.19)
    Equity investment in partnerships...    61,538     24,358     14,476      6,480      4,114
    Total assets........................   210,672    219,733    208,242    218,808    251,183
    Non-recourse project financing......    60,937     63,238     65,368     67,296     68,874
    Other long-term obligations.........     7,845      8,055      5,635      5,246      5,292
    Cash dividends per share............      0.12       0.12       0.12       0.12       0.12

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  GENERAL

     Electricity sales, steam sales and plant operations expense included in the Company's Consolidated Statement of Operations consist of the revenues and costs associated with the three Viking cogeneration facilities. These projects are wholly-owned by CRSS Capital. Equity income in partnerships includes CRSS Capital's interest in cogeneration facilities that are less than majority-owned and are accounted for using the equity method. These partnerships include the Hopewell, Naheola, Westwood, and Appomattox facilities. Operations and administrative service fees arise from management services provided by CRSS Capital to each project in which it maintains an ownership interest. Costs associated with providing these services are included in general and administrative expense. Other revenues include fees and other revenues earned in conjunction with the successful development and financial closing of projects. In addition to the components discussed previously, costs and expenses include general and administrative overhead costs as well as expenses related to the Company's project development efforts.

  CONTINUING OPERATIONS

     Earnings from continuing operations for fiscal 1994 were $3.7 million, or $0.28 per share compared to $4.3 million, or $0.33 per share for fiscal 1993. Loss from continuing operations for fiscal 1992 was $1.1 million, or $0.08 per share. Fiscal 1993 included the development fee and gain on sale of partnership interest in conjunction with the October 1992 financial closing of the Appomattox facility at the Stone Container Corporation pulp and paper mill in Hopewell, Virginia. Excluding the effects of the Appomattox transaction, the increase in earnings from continuing operations since fiscal 1992 reflects the growing contribution attributable to the less than majority-owned partnerships as further discussed below under the caption "Equity income in partnerships."

     Total revenues for fiscal 1994 decreased $9.6 million, or 25 percent compared to fiscal 1993. Fiscal 1993 total revenues increased $7.5 million, or 24 percent compared to fiscal 1992. The fluctuation in total revenues is due primarily to revenue related to the completion of project development activities and sales of partnership interests. Fiscal 1993 included revenue of $8.2 million earned in conjunction with the financial closing on the Appomattox facility as noted above. Fiscal 1992 included a gain on sale of partnership interest in the Clean

Power Cogeneration Limited Partnership of $1.2 million. Revenues attributable to electricity and steam sales were relatively consistent for fiscal 1994, 1993 and 1992.

     Plant operations costs for fiscal 1994 increased $1.1 million, or 6 percent compared to fiscal 1993. Increased operating costs were primarily due to higher fuel costs as a result of difficulties during the year in procuring adequate wood supplies. Plant operations costs for fiscal 1993 were consistent with fiscal 1992.

     Fiscal 1994 general and administrative expenses were $5.7 million compared to $11.6 million for fiscal 1993, representing a decrease of $5.9 million, or 51 percent. General and administrative expenses for fiscal 1993 increased $1.5 million, or 15 percent as compared to fiscal 1992. The fluctuations are primarily attributable to expenses related to the closing of the Appomattox transaction included in fiscal 1993. Additionally, fiscal 1994 general and administrative expenses were reduced by expense reimbursements of approximately $1.6 million related to another developmental project. The expenses related to this project were incurred and included in general and administrative expense in fiscal 1992.

     Marketing and project development expenses were $2.6 million, $1.5 million, and $1.6 million for fiscal 1994, 1993, and 1992, respectively. The increase for fiscal 1994 reflects the increase in project development efforts as the Company seeks to expand and diversify its cogeneration projects.

     Non-operating income for fiscal 1994 was $0.3 million compared to $3.0 million for fiscal 1993. Non-operating income for fiscal 1993 included a $1.2 million gain from the sale of a guaranteed interest contract in March 1993 in addition to $1.0 million of interest income from the guaranteed interest contract through the date of sale. Also contributing to the decrease for fiscal 1994 was lower cash balances available for investment during the year. Non-operating income for fiscal 1993 increased $0.7 million compared to fiscal 1992. The increase was primarily due to the $1.2 million gain from the sale of the guaranteed interest contract noted above, partially offset by $0.3 million lower interest income related to the guaranteed interest contract. The remainder of the decrease was attributable to lower interest rates during fiscal 1993 on short-term investments.

     Interest expense, which is primarily attributable to the long-term non-recourse debt used to finance the Viking cogeneration facilities, was $7.4 million, $7.6 million, and $7.8 million for fiscal 1994, 1993, and 1992 respectively. The decreases in interest expense reflect the reductions in the outstanding principal balances on the non-recourse debt. The Company incurred interest expense of $0.1 million for short-term borrowings under the revolving credit facility during fiscal 1994.

     Minority interest in earnings of $0.5 million, $1.2 million, and $0.3 million for fiscal 1994, 1993, and 1992, respectively, represents the 19 percent minority interest in CRSS Capital owned by Paribas North America, Inc. ("Paribas") through January 31, 1994. On that date, the Company (via redemption by CRSS Capital) repurchased all of the common stock of CRSS Capital owned by Paribas resulting in CRSS Capital becoming wholly-owned by the Company.

  EQUITY INCOME IN PARTNERSHIPS

     Equity income in partnerships reflects CRSS Capital's 50 percent interest in the Hopewell, Naheola, and Appomattox power and cogeneration facilities and the 47.5 percent interest in the Westwood facility. Summarized combined financial information on the less than majority-owned power and cogeneration partnerships at 100 percent for the years ended June 30, 1994, 1993, and 1992 follows (dollars in thousands):

                                                                 YEAR ENDED JUNE 30,
                                                          ---------------------------------
                                                            1994         1993        1992
                                                          --------     --------     -------
    Revenues............................................  $178,740     $113,853     $70,913
    Operating income....................................    75,006       47,435      32,868
    Net income..........................................    28,834       16,167      10,166

     Equity income in partnerships was $14.3 million, $8.0 million, and $5.0 million for fiscal 1994, 1993, and 1992, respectively. The increases over the three years ended June 30, 1994 are primarily attributable to the addition of the Appomattox and Naheola facilities in October 1992 and March 1993, respectively.

     Equity income in partnerships for fiscal 1994 increased $6.3 million or 78 percent as compared to fiscal 1993. The Company's equity income from Naheola increased from $1.2 million in fiscal 1993 to $5.8 million in fiscal 1994 due to fiscal 1994 including a full year of earnings compared to three months of earnings in fiscal 1993. Collectively, the Hopewell, Westwood and Appomattox facilities accounted for the remaining $1.7 million increase for fiscal 1994 with increased earnings for all three projects.

     Fiscal 1993 equity income in partnerships increased $3.0 million as compared to fiscal 1992. The increase in fiscal 1993 was due primarily to a $1.7 million increase in income generated by the Hopewell facility due to lower fuel costs as compared to fiscal 1992. Also contributing to the increase was the $1.2 million generated by the Naheola facility during its first three months of operations.

     The following represents a proforma condensed combining balance sheet and statement of operations of the Company assuming the less than majority-owned partnerships are combined with the Company (dollars in thousands):

                   PROFORMA CONDENSED COMBINING BALANCE SHEET
                              AS OF JUNE 30, 1994

                                                                    UNCONSOLIDATED     COMBINED
                                                      CRSS INC.        PROJECTS        CRSS INC.
                                                      ---------     --------------     ---------
    Assets
    Current assets..................................  $  51,019        $ 75,185        $ 126,204
    Restricted cash.................................         --          47,392           47,392
    Property, plant and equipment, net..............     78,043         488,694          566,737
    Power purchase agreement, net...................         --          60,030           60,030
    Equity investment in partnerships...............     61,538              --               --
    Other noncurrent assets.........................     20,072             845           20,917
                                                      ---------     -----------        ---------
                                                      $ 210,672        $672,146        $ 821,280
                                                      =========     ===========        =========
    Liabilities and Shareholders' Equity
    Current liabilities.............................  $  13,552        $ 53,107        $  66,659
    Non-recourse project financing..................     60,937         460,989          521,926
    Other long-term obligations.....................      7,845          34,661           42,506
    Deferred income taxes...........................     40,452              --           40,452
    Minority interest in partnerships...............         --              --           61,851
    Shareholders' equity............................     87,886         123,389           87,886
                                                      ---------     -----------        ---------
                                                      $ 210,672        $672,146        $ 821,280
                                                      =========     ===========        =========

              PROFORMA CONDENSED COMBINING STATEMENT OF OPERATIONS
                        FOR THE YEAR ENDED JUNE 30, 1994

                                                                    UNCONSOLIDATED     COMBINED
                                                      CRSS INC.        PROJECTS        CRSS INC.
                                                      ---------     --------------     ---------
    Revenues........................................  $  28,419        $178,740        $ 207,159
    Costs and expenses..............................     28,650         103,734          132,384
    Equity income in partnerships...................     14,327              --               --
                                                      ---------     -----------        ---------
    Operating income from continuing operations.....     14,096          75,006           74,775
    Other income (expense), net.....................     (7,568)        (46,172)         (53,740)
    Minority interest in earnings of partnerships...         --              --          (14,507)
                                                      ---------     -----------        ---------
    Earnings from continuing operations before
      income tax....................................      6,528          28,834            6,528
    Income tax expense..............................      2,810              --            2,810
                                                      ---------     -----------        ---------
    Earnings from continuing operations.............  $   3,718        $ 28,834        $   3,718
                                                      =========     ===========        =========

  DISCONTINUED OPERATIONS

     Discontinued operations consists of (i) the design, engineering, and construction management segment, (ii) the acid rain/pollution control segment, and (iii) the insurance segment. Loss from discontinued operations was $2.2 million, or $0.17 per share, $0.6 million, or $0.04 per share, and $16.9 million, or $1.27 per share for fiscal 1994, 1993, and 1992, respectively.

  Design, Engineering, and Construction Management -- CRSS Services

     CRSS Services, a wholly-owned subsidiary of CRSS provided comprehensive architectural, engineering, and construction and program management services through its three primary wholly-owned subsidiaries: CRSS Architects, Inc. ("Architects"), CRSS Constructors, Inc. ("Constructors"), and CRS Sirrine Engineers, Inc. ("Engineers").

     On July 21, 1994, the Company sold its design subsidiary, Architects, to Hellmuth, Obata & Kassabaum, Inc. ("HOK") of St. Louis, Missouri. Total consideration amounted to $6.8 million, consisting of $4.8 million in cash and a $2.0 million sharing of future net cash distributions from the Peace Shield project. The Peace Shield project is part of the United States' foreign military sales program to provide AWACS aircraft to Saudi Arabia. CRSS, in joint venture with Metcalf & Eddy, Inc., serves as overall program manager for the construction of all support facilities for the AWACS aircraft. Completion of the Peace Shield project is expected in June 1996.

     On July 29, 1994, the Company sold its engineering and construction management operations, consisting primarily of Constructors and certain assets and liabilities of Engineers, to Jacobs Engineering Group Inc. ("Jacobs"). Total consideration paid by Jacobs amounted to $33.5 million in cash, representing $14.0 million over the aggregate book value of the businesses acquired. The purchase price is subject to adjustment for changes in the aggregate book value of the businesses acquired between June 30, 1994 and the closing date of July 29, 1994. As part of the transaction, CRSS retained certain assets and liabilities (representing net assets of approximately $10.9 million), the majority of which relate to four power plant engineering, procurement, and construction contracts which are substantially complete or in the later stages of completion. The Company agreed to share in the future profit margin improvement or deterioration for up to three specific projects.

     Additionally, the Company has agreed to indemnify HOK and Jacobs against certain legal claims arising from any acts, errors or omissions prior to July 21, 1994 and July 29, 1994, respectively.

     Gross revenues generated by the discontinued design, engineering and construction management subsidiary, CRSS Services, were $550.4 million, $506.5 million and $424.2 million in 1994, 1993, and 1992, respectively. Operating revenues generated by CRSS Services were $189.3 million, $212.1 million and $212.3 million for the years ended June 30, 1994, 1993 and 1992, respectively.

     Income (loss) from operations of the design, engineering, and construction management segment for fiscal 1994, 1993, and 1992 was $0.5 million, $(0.6) million, and $0, respectively. The estimated loss on disposal of this segment recognized in fiscal 1994 totalled $2.7 million, or $0.21 per share and consists of (i) a $6.7 million write-off of excess office space, related leasehold improvements and furniture, (ii) cost of professional liability insurance and a reserve for future potential legal claims related to the indemnification provided HOK and Jacobs ($5.3 million), (iii) $1.0 million of transaction closing costs, (iv) $0.6 million of employee severance and other related costs, and (v) other costs and expenses estimated to be incurred during the phase-out of CRSS Services ($3.0 million). These estimated disposal costs and expenses were partially offset by the $14.0 million premium over the aggregate book value of the businesses acquired by Jacobs.

  Acid Rain/Pollution Control Segment

     In August 1992, the Company announced its intent to divest its acid rain/pollution control related investment holdings. These holdings, which consisted of (i) a 47.5 percent interest in the common stock of NaTec Resources, Inc. ("NaTec") and a $12.0 million investment in NaTec Cumulative Convertible Exchangeable Preferred Stock ("Preferred Stock"), and (ii) a 661,000 share investment in Dravo Corporation ("Dravo"), were classified as discontinued operations as of June 30, 1992.

     In September 1992, the Company sold its investment in Dravo stock for $4.5 million. In June 1994, the Company signed a nonbinding letter of intent with a third party to sell its holdings in NaTec. The letter of intent has expired. Negotiations are continuing, however, as there still exists a willingness from both parties to attempt to consummate a transaction.

     CRSS' interest in NaTec's fiscal 1992 loss from operations was $1.9 million, or $0.14 per share. The estimated loss on disposal of the NaTec and Dravo stock holdings recognized in fiscal 1992 of $15.0 million, or $1.12 per share consisted of charges related to the disposition of the NaTec stock holdings and corresponding discontinuance of funding to NaTec, and a reduction in the carrying value of the Dravo stock to market value.

     During November 1992, NaTec sold a 50 percent interest in a newly created subsidiary, White River Nahcolite Minerals, ("White River") to North American Chemical Company ("NACC") for $10.0 million. White River supplies nahcolite to both parties. The $10.0 million purchase price is estimated to have an adjusted value of $7.6 million which reflects (i) the discount to present value of the $8.0 million note portion of the purchase price, (ii) preferential distributions to be made by White River to NACC, and (iii) additional capital expenditures to be made by NaTec to increase the effective annual production levels at the facility to 106,000 tons. During fiscal year 1994, NACC ceased payment on the remaining balance of the note ($3.5 million) alleging that the nahcolite production facility has not yet demonstrated an effective annual production capacity of 106,000 tons per year. Pursuant to the joint venture agreement, NaTec was required to make all expenditures necessary for the facility to achieve the effective annual production capacity of the White River nahcolite production facility to that level by April 15, 1994. In the event the effective annual production capacity of 106,000 tons per year had not been achieved on that date as reasonably agreed between NaTec and NACC, the purchase price payable by NACC for its interest in White River could have been reduced proportionately based on the percentage of such capacity that is obtained. Any such reduction would have been applied pro rata to reduce each subsequent installment of the purchase price. NaTec could have, however, continued efforts to demonstrate such effective annual production capacity of 106,000 tons, which would thereby have acted to defer the computation of the purchase price adjustment and defer the remaining payments by NACC on the note until such effective annual production capacity was attained. Management of NaTec believes that NACC's failure to make its May 31, 1994 payment on the note was wrongful in view of the facts that production data from the plant demonstrates an effective annual capacity at or near 106,000 tons and that, as the manager of the joint venture owning the nahcolite production facility, NACC has prevented the production facility from achieving its full capacity by its refusal to utilize additional recovery equipment already located at the facility and to implement certain process modifications in a timely manner. Accordingly, NaTec has filed a lawsuit against NACC.

     Limited revenues are anticipated for the immediate future as sales of NaTec's technology and sorbent continue to lag as a result of the timing of the requirement for utilities and other industries to implement measures to control the emission of pollutants associated with acid rain formation as legislated by the Clean Air Act of 1990. Due to the current dispute with NACC and the associated deferral of collections on the note receivable, in addition to the potential negative impact on capital resources due to resolving such dispute, NaTec is uncertain that a sufficient level of internally generated funding will be available in the foreseeable future to continue its operations.

  Insurance Segment

     In January 1992, CRSS and Global Capital Group, Inc. ("Global Capital") completed the sale of its primary insurance subsidiary Global Insurance Company ("GIC"), for $8.9 million to United Republic Reinsurance Company ("United Republic"), a subsidiary of the Lawrence Insurance Group, Inc. The insurance segment was classified as discontinued operations as of June 30, 1991.

     The agreement with United Republic for the sale of GIC provided for a guarantee by CRSS of the GIC balance sheet, including loss reserves of up to $2.75 million. As of June 30, 1994, CRSS has paid the entire $2.75 million guarantee amount to United Republic.

CHANGE IN ACCOUNTING PRINCIPLES

  Accounting for Postretirement/Postemployment Benefits

     In December 1990, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 106 on "Employers' Accounting for Postretirement Benefits other than Pensions". In November 1992, the FASB issued SFAS No. 112 on "Employers' Accounting for Postemployment Benefits". Both of these standards require a change in the accounting for such benefits from the current "pay-as-you-go" (cash) basis to an accrual method. The Company adopted SFAS No. 106 and 112 as of the beginning of fiscal 1993.

     The Company maintained a postretirement medical plan for employees who were hired prior to January 1, 1987. In addition, the Company provided life insurance and dental coverage for certain of its retirees. SFAS No. 106 requires the accrual of the cost of providing such postretirement benefits, during the active service period of the employee. The Company elected to immediately recognize the cumulative effect of the change in accounting for postretirement benefits of $1.4 million ($0.9 million, or $0.07 per share, net of income tax benefit) which represents the accumulated postretirement benefit obligation existing at July 1, 1992. Prior to fiscal 1993, the Company recognized expense in the year the benefits were provided.

     The Company also provided certain medical benefits for former employees and certain dependents. SFAS No. 112 requires the accrual of postemployment benefits provided to former or inactive employees, their beneficiaries, and covered dependents. For the Company, this is limited primarily to the cost of health care continuation benefits to long-term disability participants. The cumulative effect of the change in accounting for postemployment benefits recognized in fiscal 1993 was $1.2 million ($0.8 million, or $0.06 per share, net of income tax benefit).

     The annual charge to expense for providing postretirement and postemployment benefits under the new standards are not materially different from the annual expense under the "pay-as-you-go" basis, which is not significant to the Company. The postretirement and postemployment benefit plans were terminated subsequent to June 30, 1994.

  Accounting for Income Taxes

     In February 1992, the FASB issued SFAS No. 109 on "Accounting for Income Taxes". SFAS No. 109 requires a change from the "deferred method" of accounting for income taxes to use of the "liability method". Under the "liability method" deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured by using enacted tax rates, that are applicable to the future years in which deferred tax assets or liabilities are expected to be realized or settled. Under SFAS No. 109, the effect of a change in tax rates on deferred tax assets and liabilities is recognized in net income in the period in which the tax rate change was enacted.

     The Company adopted SFAS No. 109 as of the beginning of fiscal 1993. The cumulative effect of this change in accounting for income taxes was $7.5 million, or $0.57 per share.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital at June 30, 1994, totalled $37.5 million, which included cash and cash equivalents of $2.2 million. As of June 30, 1993, working capital was $70.9 million, which included $28.2 million in cash and cash equivalents. The decrease in working capital and cash and cash equivalents from June 30, 1993 was due primarily to (i) a $30.0 million equity contribution to the Naheola Cogeneration Limited Partnership (of which CRSS' portion was $24.3 million),
(ii) the repurchase of all of the common stock of CRSS Capital owned by Paribas for $17.0 million, (iii) payments on long-term obligations of $2.1 million, and
(iv) dividends paid on common stock of $1.5 million. Partially offsetting the decrease in cash and cash equivalents was (i) $20.0 million provided by the operations of the discontinued design, engineering, and construction management segment, (ii) partnership distributions of $7.2 million received by CRSS Capital, and (iii) proceeds from the exercise of stock options of $1.0 million.

     As noted above, subsequent to June 30, 1994, the Company received $38.3 million from the sale of the design, engineering and construction management segment. Net proceeds from the sale will be used for the funding and development of current and future power and cogeneration projects.

     CRSS Capital made the $30.0 million equity contribution to the Naheola Cogeneration Limited Partnership, of which CRSS' portion was $24.3 million in July 1993. The contribution was funded from available cash.

     On January 31, 1994, the Company (via redemption by CRSS Capital) repurchased all of the common stock of CRSS Capital owned by Paribas for $17.0 million. The purchase price was funded from available cash in addition to borrowings of $13.0 million obtained under the revolving credit facility maintained by the Company, as further discussed below.

     Partnership distributions received by CRSS Capital were $7.1 million, $5.2 million, and $7.0 million during fiscal 1994, 1993, and 1992, respectively.

     The Company's non-recourse project financing represents long-term non-recourse debt related to the Viking projects. The notes provide for interest payments at 11.5 percent per annum due in quarterly installments of principal and interest through the year 2009. Minimum principal maturities on non-recourse project financing for the next five years are approximately $2.3 million in 1995, $2.5 million in 1996, $2.7 million in 1997, $2.9 million in 1998, and $3.1 million in 1999.

     At June 30, 1994 cash totaling $0.3 million has been reserved for plant maintenance on the Viking projects in accordance with the terms of the non-recourse project financing.

     The Company maintains an unsecured $50.0 million revolving credit facility with four banks. The amount of facility available for borrowings is reduced by the amount of all outstanding letters of credit issued thereunder which currently total $34.3 million. The credit facility, which is available through December 30, 1994 may be used for general corporate purposes subject to certain restrictive covenants including, among others, liquidity ratio, tangible net worth, debt and cash flow ratios, and limitations on capital investments. The Company had short-term borrowings under the revolving credit facility of $74.3 million during fiscal 1994 which were used for general working capital purposes and for the repurchase of all of the common stock of CRSS Capital owned by Paribas. All short-term borrowings were repaid during the year with no balances outstanding under the revolving credit facility as of June 30, 1994.

     Management believes that existing cash, cash flow from operations and existing credit facilities will be sufficient to meet the current ongoing requirements of the operations of the Company. In addition, the above sources can be supplemented with other external sources of funds to meet additional cash requirements if necessary.

IMPACT OF INFLATION AND CHANGING PRICES

     Inflation and changing prices have not significantly affected the Company's operating results or the markets in which the Company performs services.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                                PAGE
                                                                                ----
        CRSS INC.:
          Consolidated Balance Sheet..........................................   24
          Consolidated Statement of Operations................................   25
          Consolidated Statement of Shareholders' Equity......................   26
          Consolidated Statement of Cash Flows................................   27
        EQUITY INVESTMENT PARTNERSHIPS OF CRSS INC.:
          Combined Balance Sheet..............................................   28
          Combined Statement of Operations....................................   29
          Combined Statement of Partners' Capital.............................   29
          Combined Statement of Cash Flows....................................   30
          Notes to Consolidated and Combined Financial Statements.............   31
          Reports of Independent Auditors.....................................   50
          Report of Management................................................   51
          Schedule V -- Property, Plant and Equipment.........................   48
          Schedule VI -- Accumulated Depreciation and Amortization of
             Property, Plant and Equipment....................................   49

     All other Schedules are omitted because they are not applicable, not required or the information is included in the Financial Statements or notes thereto.

                                   CRSS INC.

                           CONSOLIDATED BALANCE SHEET
                          AS OF JUNE 30, 1994 AND 1993
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                              JUNE 30,
                                                                       -----------------------
                                                                         1994           1993
                                                                       --------       --------
Current assets:
  Cash and cash equivalents..........................................  $  2,229       $ 28,220
  Accounts receivable................................................     4,664          4,648
  Deferred income taxes..............................................     1,959          3,289
  Other current assets...............................................     5,546          3,714
  Net current assets from discontinued operations....................    36,621         48,391
                                                                       --------       --------
          Total current assets.......................................    51,019         88,262
Property, plant and equipment, net...................................    78,043         80,600
Net noncurrent assets from discontinued operations...................     7,326         18,648
Other assets:
  Equity investment in partnerships..................................    61,538         24,358
  Other noncurrent assets............................................    12,746          7,865
                                                                       --------       --------
                                                                         74,284         32,223
                                                                       --------       --------
                                                                       $210,672       $219,733
                                                                       ========       ========
                             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................................................  $    946       $  1,562
  Current portion of long-term obligations...........................     3,096          2,965
  Other current liabilities..........................................     9,510         12,836
                                                                       --------       --------
  Total current liabilities..........................................    13,552         17,363
Non-recourse project financing.......................................    60,937         63,238
Other long-term obligations..........................................     7,845          8,055
Deferred income taxes................................................    40,452         37,599
Minority interest in common stock of subsidiary subject to put.......        --          7,084
Shareholders' equity:
Preferred stock, no par value, 2,000,000 shares authorized but
  unissued...........................................................        --             --
Common stock, $1.00 par value, 50,000,000 shares authorized; issued
  1994 -- 16,492,000 and 1993 -- 16,289,000..........................    16,492         16,289
Additional paid-in capital...........................................    69,253         68,054
Retained earnings....................................................    29,184         29,244
                                                                       --------       --------
                                                                        114,929        113,587
Treasury stock, at cost, 1994 -- 3,574,000 shares 1993 -- 3,559,000
  shares.............................................................   (26,946)       (26,822)
Other................................................................       (97)          (371)
                                                                       --------       --------
                                                                         87,886         86,394
                                                                       --------       --------
                                                                       $210,672       $219,733
                                                                       ========       ========

          See Notes to Consolidated and Combined Financial Statements.

                                   CRSS INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                FOR THE YEARS ENDED JUNE 30, 1994, 1993 AND 1992
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                     YEAR ENDED JUNE 30,
                                                               --------------------------------
                                                                1994        1993         1992
                                                               -------     -------     --------
Revenues:
  Electricity and steam sales................................  $24,822     $25,739     $ 25,791
  Operations and administrative service fees.................    3,493       3,858        3,306
  Other revenues.............................................      104       8,378        1,422
                                                               -------     -------     --------
                                                                28,419      37,975       30,519
Costs and expenses:
  Plant operations...........................................   20,357      19,264       19,152
  General and administrative.................................    5,698      11,642       10,140
  Marketing and project development..........................    2,595       1,497        1,578
                                                               -------     -------     --------
                                                                28,650      32,403       30,870
Equity income in partnerships................................   14,327       8,038        5,027
                                                               -------     -------     --------
Operating income from continuing operations..................   14,096      13,610        4,676
Other income (expense):
  Non-operating income.......................................      270       3,014        2,294
  Interest expense...........................................   (7,383)     (7,626)      (7,827)
  Minority interest in earnings..............................     (455)     (1,218)        (257)
                                                               -------     -------     --------
                                                                (7,568)     (5,830)      (5,790)
                                                               -------     -------     --------
Earnings (loss) from continuing operations before income
  tax........................................................    6,528       7,780       (1,114)
Income tax (expense) benefit.................................   (2,810)     (3,462)          29
                                                               -------     -------     --------
Earnings (loss) from continuing operations...................    3,718       4,318       (1,085)
Earnings (loss) from discontinued operations, net of income
  tax expense of $758 in 1994 and $770 in 1992, and income
  tax benefit of $1,738 in 1993..............................      456        (567)      (1,876)
Estimated loss on disposal of discontinued operations, net of
  income tax benefit of $776 in 1994.........................   (2,700)         --      (15,031)
                                                               -------     -------     --------
Earnings (loss) before cumulative effect of changes in
  accounting principles......................................    1,474       3,751      (17,992)
Cumulative effect of changes in accounting principles, net of
  income tax benefit of $882 in 1993.........................       --      (9,178)          --
                                                               -------     -------     --------
Net earnings (loss)..........................................  $ 1,474     $(5,427)    $(17,992)
                                                               =======     =======     ========
Primary and fully diluted earnings (loss) per common share:
  Earnings (loss) from continuing operations.................  $  0.28     $  0.33     $  (0.08)
  Cumulative effect of changes in accounting principles......       --     $ (0.70)          --
  Net earnings (loss)........................................  $  0.11     $ (0.41)    $  (1.35)
                                                               =======     =======     ========
Weighted average common shares outstanding...................   13,051      13,138       13,369
                                                               =======     =======     ========
Dividends per common share...................................  $  0.12     $  0.12     $   0.12
                                                               =======     =======     ========

          See Notes to Consolidated and Combined Financial Statements.

                                   CRSS INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 1994, 1993 AND 1992
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                         COMMON      PAID-IN     RETAINED     TREASURY
                                          STOCK      CAPITAL     EARNINGS      STOCK        OTHER
                                         -------     -------     --------     --------     -------
Balance at June 30, 1991................ $16,256     $68,251     $ 55,758     $(23,753)    $(3,509)
Cash dividend -- $0.12 per share........      --          --       (1,560)          --          --
Issuance of stock under incentive
  compensation plans (56,129 shares)....      --         190           --          410        (479)
Incentive stock awards vested and
  forfeited during the year (4,722
  shares)...............................      --         (32)          --          (25)        516
Stock options exercised (15,500
  shares)...............................      15          59           --           --          --
Purchase of treasury shares (224,364
  shares)...............................      --          --           --       (2,066)         --
Realized loss on equity investments.....      --          --           --           --       2,879
Other...................................      --        (549)          --           --          31
Net loss................................      --          --      (17,992)          --          --
                                         -------     -------     --------     --------     -------
Balance at June 30, 1992................  16,271      67,919       36,206      (25,434)       (562)
Cash dividend -- $0.12 per share........      --          --       (1,535)          --          --
Issuance of stock under incentive
  compensation plans (8,943 shares).....      --           5           --           67          (8)
Incentive stock awards vested and
  forfeited during the year (12,206
  shares)...............................      --         (20)          --          (99)        461
Stock options exercised (18,000
  shares)...............................      18          72           --           --          --
Purchase of treasury shares
  (190,100 shares)......................      --          --           --       (1,356)         --
Other...................................      --          78           --           --        (262)
Net loss................................      --          --       (5,427)          --          --
                                         -------     -------     --------     --------     -------
Balance at June 30, 1993................  16,289      68,054       29,244      (26,822)       (371)
Cash dividend -- $0.12 per share........      --          --       (1,534)          --          --
Issuance of stock under incentive
  compensation plans (1,650 shares).....      --           3           --           12         (15)
Incentive stock awards vested and
  forfeited during the year (2,268
  shares)...............................      --          (1)          --          (24)        105
Stock options exercised (202,300
  shares)...............................     203       1,153           --           --          --
Other...................................      --          44           --         (112)        184
Net earnings............................      --          --        1,474           --          --
                                         -------     -------     --------     --------     -------
Balance at June 30, 1994................ $16,492     $69,253     $ 29,184     $(26,946)    $   (97)
                                         =======     =======     ========     ========     =======

          See Notes to Consolidated and Combined Financial Statements.

                                   CRSS INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 1994, 1993 AND 1992
                             (DOLLARS IN THOUSANDS)

                                                                     YEAR ENDED JUNE 30,
                                                              ---------------------------------
                                                                1994        1993         1992
                                                              --------     -------     --------
Cash flows from operating activities:
Earnings (loss) from continuing operations..................  $  3,718     $ 4,318     $ (1,085)
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Deferred income taxes.....................................     4,182       4,063        4,017
  Depreciation and amortization.............................     3,290       3,373        3,432
  Equity income in partnerships.............................   (14,327)     (8,038)      (5,027)
  (Increase) decrease in receivables........................       (16)     (1,979)       1,751
  Increase (decrease) in accounts payable and other current
     liabilities............................................    (3,699)      7,180        3,154
  Distributions from partnerships...........................     7,147       5,218        7,029
  Payments (to) from discontinued operations................    20,007      (7,154)      (1,883)
  Gain on sale of guaranteed investment contract............        --      (1,161)          --
  Other operating activities................................    (2,056)      4,301        3,331
                                                              --------     -------     --------
  Net cash provided by operating activities.................    18,246      10,121       14,719
Cash flows from investing activities:
  Additions to property and equipment.......................      (737)       (407)        (850)
  Additions to long-term investments and receivables........        --          --       (1,035)
  Proceeds from long-term investments and receivables.......        --      13,777           --
  Increase in investments in affiliates.....................   (30,000)     (7,062)     (10,000)
  Proceeds from sale of Dravo stock.........................        --       4,515           --
  Purchase of NaTec preferred stock.........................        --          --       (2,000)
  Payments and distributions from discontinued operations...       600          --        6,379
  Other investing activities................................      (147)       (283)         730
                                                              --------     -------     --------
  Net cash provided by (used in) investing activities.......   (30,284)     10,540       (6,776)
Cash flows from financing activities:
  Payments on long-term obligations.........................    (2,129)     (2,777)      (1,578)
  Additions to long-term obligations........................        --          --          850
  Proceeds from short-term borrowings.......................    74,300          --           --
  Payments on short-term borrowings.........................   (74,300)         --           --
  Proceeds from exercise of stock options...................     1,010          90           74
  Redemption of stock by CRSS Capital.......................   (17,000)         --           --
  Contributions from minority interest......................     5,700          --           --
  Purchase of treasury shares...............................        --      (1,356)      (2,066)
  Dividends paid on common stock............................    (1,534)     (1,535)      (1,560)
                                                              --------     -------     --------
  Net cash used in financing activities.....................   (13,953)     (5,578)      (4,280)
                                                              --------     -------     --------
Net increase (decrease) in cash and cash equivalents........   (25,991)     15,083        3,663
Cash and cash equivalents at beginning of period............    28,220      13,137        9,474
                                                              --------     -------     --------
Cash and cash equivalents at end of period..................  $  2,229     $28,220     $ 13,137
                                                              ========     =======     ========

          See Notes to Consolidated and Combined Financial Statements.

                  EQUITY INVESTMENT PARTNERSHIPS OF CRSS INC.

                             COMBINED BALANCE SHEET
                          AS OF JUNE 30, 1994 AND 1993
                             (DOLLARS IN THOUSANDS)

                                                                               JUNE 30,
                                                                         ---------------------
                                                                           1994         1993
                                                                         --------     --------
Assets
Current assets:
  Cash and cash equivalents............................................  $ 51,304     $ 11,144
  Accounts receivable..................................................    18,272       20,031
  Accounts receivable from affiliates..................................     2,735        2,569
  Prepaid expenses and other assets....................................     2,874        1,339
                                                                         --------     --------
     Total current assets..............................................    75,185       35,083
Restricted cash........................................................    47,392       35,973
Property, plant and equipment:
  Land.................................................................     4,984        4,930
  Plant and equipment..................................................   539,591      519,804
                                                                         --------     --------
                                                                          544,575      524,734
  Less accumulated depreciation........................................   (56,050)     (33,932)
                                                                         --------     --------
                                                                          488,525      490,802
Power purchase agreement, net of accumulated amortization of $9,770 at
  June 30, 1994 and $3,950 at June 30, 1993............................    60,030       65,850
Other noncurrent assets................................................     1,014        1,084
                                                                         --------     --------
                                                                         $672,146     $628,792
                                                                         ========     ========
Liabilities and Partners' Capital
Current liabilities:
  Accounts payable.....................................................  $     72     $  1,839
  Accounts and notes payables to affiliates............................     5,699        5,489
  Current portion of non-recourse project financing....................    27,626       14,749
  Operations and maintenance reserves..................................     4,508        5,285
  Other current liabilities............................................    15,202        6,558
                                                                         --------     --------
     Total current liabilities.........................................    53,107       33,920
Non-recourse project financing.........................................   460,989      491,245
Other long-term obligations............................................    34,661       24,696
Partners' capital......................................................   123,389       78,931
                                                                         --------     --------
                                                                         $672,146     $628,792
                                                                         ========     ========
Supplemental information:
Partners' capital......................................................  $123,389     $ 78,931
Attributable to other partners.........................................   (61,851)     (54,573)
                                                                         --------     --------
CRSS' equity investment in partnerships................................  $ 61,538     $ 24,358
                                                                         ========     ========

          See Notes to Consolidated and Combined Financial Statements.

                  EQUITY INVESTMENT PARTNERSHIPS OF CRSS INC.

                        COMBINED STATEMENT OF OPERATIONS
                FOR THE YEARS ENDED JUNE 30, 1994, 1993 AND 1992
                             (DOLLARS IN THOUSANDS)

                                                                    YEAR ENDED JUNE 30,
                                                             ----------------------------------
                                                               1994         1993         1992
                                                             --------     --------     --------
Electricity and steam sales................................  $178,740     $113,853     $ 70,913
Costs and expenses:
  Plant operations.........................................    98,136       62,784       34,506
  General and administrative...............................     5,598        3,634        3,539
                                                             --------     --------     --------
                                                              103,734       66,418       38,045
Operating income...........................................    75,006       47,435       32,868
Interest expense...........................................   (46,172)     (31,268)     (22,702)
                                                             --------     --------     --------
Net earnings...............................................  $ 28,834     $ 16,167     $ 10,166
                                                             ========     ========     ========
Supplemental information:
  Net earnings.............................................  $ 28,834     $ 16,167     $ 10,166
  Attributable to other partners...........................   (14,507)      (8,129)      (5,139)
                                                             --------     --------     --------
  CRSS' equity income in partnerships......................  $ 14,327     $  8,038     $  5,027
                                                             ========     ========     ========

          See Notes to Consolidated and Combined Financial Statements.

                  EQUITY INVESTMENT PARTNERSHIPS OF CRSS INC.

                    COMBINED STATEMENT OF PARTNERS' CAPITAL
                FOR THE YEARS ENDED JUNE 30, 1994, 1993 AND 1992
                             (DOLLARS IN THOUSANDS)

                                                                                          TOTAL
                                                                            OTHER       PARTNERS'
                                                                CRSS       PARTNERS      CAPITAL
                                                               -------     --------     ---------
Balance at June 30, 1991.....................................  $ 6,478     $ 36,488     $  42,966
Allocated earnings...........................................    5,027        5,139        10,166
Contributions from partners..................................   10,000       10,000        20,000
Distributions to partners....................................   (7,029)      (7,029)      (14,058)
                                                               -------     --------     ---------
Balance at June 30, 1992.....................................   14,476       44,598        59,074
Allocated earnings...........................................    8,038        8,129        16,167
Contributions from partners..................................    7,062        7,063        14,125
Distributions to partners....................................   (5,218)      (5,217)      (10,435)
                                                               -------     --------     ---------
Balance at June 30, 1993.....................................   24,358       54,573        78,931
Allocated earnings...........................................   14,327       14,507        28,834
Contributions from partners..................................   30,000           --        30,000
Distributions to partners....................................   (7,147)      (7,229)      (14,376)
                                                               -------     --------     ---------
Balance at June 30, 1994.....................................  $61,538     $ 61,851     $ 123,389
                                                               =======     ========     =========

          See Notes to Consolidated and Combined Financial Statements.

                  EQUITY INVESTMENT PARTNERSHIPS OF CRSS INC.

                        COMBINED STATEMENT OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 1994, 1993 AND 1992
                             (DOLLARS IN THOUSANDS)

                                                                     YEAR ENDED JUNE 30,
                                                               --------------------------------
                                                                 1994        1993        1992
                                                               --------    --------    --------
Cash flows from operating activities:
Earnings.....................................................  $ 28,834    $ 16,167    $ 10,166
Adjustments to reconcile net earnings to net cash provided
  by operating activities:
  Depreciation and amortization..............................    28,046      16,353       8,830
  Loss on replacement of equipment...........................       210          52          --
  (Increase) decrease in receivables.........................     1,593     (15,084)        803
  (Increase) decrease in prepaid expenses and other assets...    (1,535)      1,086      (2,108)
  Increase (decrease) in accounts payable and other
     current liabilities.....................................     6,310      (1,660)      6,984
                                                               --------    --------    --------
  Net cash provided by operating activities..................    63,458      16,914      24,675
Cash flows from investing activities:
  Additions to property and equipment........................   (20,089)    (79,702)   (118,441)
  Purchase of power purchase agreement.......................        --     (69,800)         --
  Increase in restricted cash................................   (11,419)    (26,435)     (2,208)
                                                               --------    --------    --------
  Net cash used in investing activities......................   (31,508)   (175,937)   (120,649)
Cash flows from financing activities:
  Partnership distributions..................................   (14,376)    (10,435)    (14,058)
  Contributions from partners................................    30,000      14,125      20,000
  Payments on non-recourse project financing.................   (44,749)    (11,687)    (29,614)
  Proceeds from non-recourse project financing...............    27,370     135,800     120,200
  Increase in other long-term obligations....................     9,965      22,802          --
                                                               --------    --------    --------
  Net cash provided by financing activities..................     8,210     150,605      96,528
Net increase (decrease) in cash and cash equivalents.........    40,160      (8,418)        554
Cash and cash equivalents at beginning of period.............    11,144      19,562      19,008
                                                               --------    --------    --------
Cash and cash equivalents at end of period...................  $ 51,304    $ 11,144    $ 19,562
                                                               ========    ========    ========

          See Notes to Consolidated and Combined Financial Statements.

                                   CRSS INC.

            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     The Consolidated Financial Statements include the accounts of CRSS Inc. ("CRSS") and its wholly-owned subsidiary, CRSS Capital, Inc. ("CRSS Capital"), collectively referred to herein as the "Company". The accounts of CRSS Services, Inc. ("CRSS Services"), a wholly-owned subsidiary of CRSS, have been reflected as discontinued operations as further discussed in Note 3.

     All significant intercompany transactions and balances are eliminated. Certain amounts in the June 30, 1993 and 1992 Consolidated Financial Statements have been reclassified to conform to current year presentation.

     Through CRSS Capital, the Company has three wholly-owned power and cogeneration limited partnerships: Viking Energy of McBain, Viking Energy of Lincoln, and Viking Energy of Northumberland, collectively referred to herein as "the Vikings". These projects are included in the Consolidated Financial Statements of the Company.

     The Combined Financial Statements include the accounts of the four less than majority-owned power and cogeneration limited partnerships in which CRSS Capital has equity interests ranging from 47.5 percent to 50 percent: Hopewell Cogeneration Limited Partnership ("Hopewell"), Naheola Cogeneration Limited Partnership ("Naheola"), Appomattox Cogeneration Limited Partnership ("Appomattox"), and Westwood Energy Properties Limited Partnership ("Westwood"), collectively referred to herein as the "Partnerships".

  Revenue Recognition

     Revenues from the sale of electricity and steam are reported based upon output delivered and capacity provided at rates specified under long-term power supply contracts.

  Cash Equivalents

     The Company considers all highly liquid investments with original maturities generally of three months or less to be cash equivalents. Cash equivalents at June 30, 1994 and 1993 consist primarily of interest bearing deposits with domestic and foreign banks, stated at cost which approximates market value.

  Property, Plant and Equipment

     Property, plant and equipment are recorded at cost and include all expenditures necessary to prepare a facility for operation, including interest incurred during the construction period. Depreciation on property and equipment is computed utilizing the straight-line method over the estimated useful lives of the related assets. Depreciation on plants is computed utilizing the straight-line method over 30 years or the length of their associated revenue contract, whichever is greater.

  Power Purchase Agreement

     Power purchase agreement includes the costs of acquiring the Appomattox power purchase agreement and the related project development costs. These costs are being amortized on a straight-line basis over the 12-year term of the agreement.

  Operations and Maintenance Reserves

     Repair and maintenance expenses for expected outage costs are accrued ratably over the estimated period before the outage to match the expense with the use of the facility.

                                   CRSS INC.

  Earnings Per Share

     Earnings per common share have been computed by dividing net earnings by the weighted average number of common and common equivalent shares outstanding during the respective periods. Common equivalent shares include the effect of dilutive stock options as determined using the treasury stock method. The Company has a shareholders' rights plan designed to ensure that all of the Company's shareholders receive fair and equal treatment in the event of any proposal to acquire control of the Company. Under the plan, there is one right for each share of the Company's common stock entitling the holder to purchase additional shares of the Company's common stock. The rights become exercisable only after any person or group acquires 20 percent of more of the Company's outstanding stock, or announces a tender offer that would result in any person or group becoming the beneficial owner of 30 percent or more of the Company's outstanding stock. These rights, which may have a potentially dilutive effect, have been excluded from the weighted average shares computation as preconditions to the exercisability of such rights have not been satisfied.

  Major Customers and Concentration of Credit Risk

     Each facility that CRSS Capital has an interest in has one primary utility or industrial customer under long-term contracts. A cogeneration facility may also have a single industrial customer to which they provide steam under a long-term contract. Although this concentration of customers could be similarly affected by changes in economic, regulatory or other factors, management of the Company does not believe that these customers represent a significant credit risk as of June 30, 1994.

  Changes in Accounting Principles

  Accounting for Postretirement/Postemployment Benefits

     In December 1990, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 106 on "Employers' Accounting for Postretirement Benefits other than Pensions". In November 1992, the FASB issued SFAS No. 112 on "Employers' Accounting for Postemployment Benefits". Both of these standards require a change in the accounting for such benefits from the current "pay-as-you-go" (cash) basis to an accrual method. The Company adopted SFAS No. 106 and 112 as of the beginning of fiscal 1993.

     The Company maintained a postretirement medical plan for employees who were hired prior to July 1, 1987. In addition, the Company provided life insurance and dental coverage for certain of its retirees. SFAS No. 106 requires the accrual of the cost of providing such postretirement benefits, during the active service period of the employee. The Company elected to immediately recognize the cumulative effect of the change in accounting for postretirement benefits of $1,359,000 ($897,000, or $0.07 per share, net of income tax benefit) which represents the accumulated postretirement benefit obligation existing at July 1, 1992. Prior to 1993, the Company recognized expense in the year the benefits were provided. The postretirement medical plan was terminated subsequent to June 30, 1994.

     The Company also provided certain medical benefits for former employees and certain dependents. SFAS No. 112 requires the accrual of postemployment benefits provided to former or inactive employees, their beneficiaries, and covered dependents. For the Company, this is limited primarily to the cost of health care continuation benefits to long-term disability participants. The cumulative effect of the change in accounting for postemployment benefits recognized in fiscal 1993 is $1,233,000 ($813,000, or $0.06 per share, net of income tax benefit). The postemployment benefit plan was terminated subsequent to June 30, 1994.

                                   CRSS INC.

  Accounting for Income Taxes

     In February 1992, the FASB issued SFAS No. 109 on "Accounting for Income Taxes". SFAS No. 109 requires a change from the "deferred method" of accounting for income taxes to use of the "liability method". Under the "liability method" deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured by using enacted tax rates, that are applicable to the future years in which deferred tax assets or liabilities are expected to be realized or settled. Under SFAS No. 109, the effect of a change in tax rates on deferred tax assets and liabilities is recognized in net earnings in the period in which the tax rate change was enacted.

     The Company adopted SFAS No. 109 effective the first quarter of fiscal 1993. The cumulative effect of this change in accounting for income taxes was $7,468,000,or $0.57 per share. Fiscal 1992 financial statements were not restated to apply the provisions of SFAS No. 109. The remaining disclosure information required by SFAS No. 109 is included in Note 4.

     No income taxes have been recorded by the Partnerships as the individual partnerships have been organized as such for income tax purposes. Accordingly, tax liabilities are liabilities of the individual partners and accordingly reflected in the Consolidated Financial Statements.

NOTE 2: EQUITY INVESTMENT IN PARTNERSHIPS

     Equity investment in partnerships consists of CRSS Capital's unconsolidated equity interests in Hopewell, Westwood, Appomattox, and Naheola.

     CRSS Capital has a 50 percent interest in the Hopewell facility. This facility, which commenced commercial operations in August 1990, is a combined-cycle cogeneration facility located in Hopewell, Virginia.

     Westwood, in which CRSS Capital has a 47.5 percent interest, commenced commercial operations in July 1988. The facility consists of an electric power production plant located in Schuylkill County, Pennsylvania.

     In October 1992, CRSS Capital completed project development activities and term financing for the $70,600,000 Appomattox facility at the Stone Container Corporation ("Stone") pulp and paper mill in Hopewell, Virginia. CRSS Capital owns a 50 percent partnership interest in this operational project. Assets necessary for the generation of electricity from the facility are leased from Stone, which also provides the facility with all operations and maintenance services and fuel required for operation of the leased assets. Amounts paid to Stone for the leased assets, fuel, and services are recovered by revenues from Stone for steam, compressed air, and black liquor solids processing services.

     Construction of the Naheola facility at James River Corporation's Naheola Mill in Pennington, Alabama was completed at a cost of approximately $290,000,000 and commercial operations began during March 1993. CRSS Capital is a 50 percent owner in this facility with James River Pennington ("James River"). In July 1993, CRSS Capital made a $30,000,000 equity contribution to the partnership, of which CRSS's portion was $24,300,000.

     Partnership distributions received by CRSS Capital were $7,147,000, $5,218,000 and $7,029,000 in 1994, 1993 and 1992, respectively.

                                   CRSS INC.

NOTE 3: DISCONTINUED OPERATIONS

  Design, Engineering and Construction Management Segment

     As of June 30, 1994, the design, engineering and construction management segment has been reflected as discontinued operations in conjunction with the Company's plan to dispose of this business through the sale of CRSS Services' three primary wholly-owned operating subsidiaries: CRSS Architects, Inc. ("Architects"), CRSS Constructors, Inc. ("Constructors"), and CRS Sirrine Engineers, Inc. ("Engineers").

     On July 21, 1994, the Company sold Architects, its design subsidiary, to Hellmuth, Obata & Kassabaum, Inc. ("HOK") of St. Louis, Missouri. Total consideration amounted to $6,800,000, consisting of $4,800,000 in cash and a $2,000,000 sharing of future net cash distributions from the Peace Shield project. The Peace Shield project is part of the United States' foreign military sales program to provide AWACS aircraft to Saudi Arabia. CRSS, in joint venture with Metcalf & Eddy, Inc., serves as overall program manager for the construction of all support facilities for the AWACS aircraft. Completion of the Peace Shield project is expected in June 1996.

     On July 29, 1994, the Company sold its engineering and construction management operations, consisting primarily of Constructors and certain assets and liabilities of Engineers, to Jacobs Engineering Group Inc. ("Jacobs"). Total consideration paid by Jacobs amounted to $33,500,000 in cash, representing $14,000,000 over the aggregate book value of the businesses acquired. The purchase price is subject to adjustment for changes in the aggregate book value of the businesses acquired between June 30, 1994 and the closing date of July 29, 1994. As part of the transaction, CRSS retained certain assets and liabilities (representing net assets of approximately $10,900,000), the majority of which relate to four power plant engineering, procurement, and construction contracts which are substantially complete or in the later stages of completion. Additionally, the Company has agreed to share in the future profit margin improvement or deterioration for up to three specific projects.

     The Company has agreed to indemnify HOK and Jacobs against certain legal claims arising from any acts, errors, or omissions prior to July 21, 1994 and July 29, 1994, respectively.

     Gross revenues generated by the discontinued design, engineering, and construction management subsidiary, CRSS Services, were $550,389,000, $506,477,000, and $424,205,000 in 1994, 1993 and 1992, respectively. Operating revenues generated by CRSS Services were $189,261,000, $212,072,000, and $212,325,000 for the years ended June 30, 1994, 1993, and 1992, respectively.

  Acid Rain/Pollution Control Segment

     In August 1992, the Company announced its intent to divest its acid rain/pollution control related investment holdings. These holdings, which consisted of (i) a 47.5 percent interest in the common stock of NaTec Resources, Inc. ("NaTec") and a $12,000,000 investment in NaTec Cumulative Convertible Exchangeable Preferred Stock ("Preferred Stock"), and (ii) a 661,000 share investment in Dravo Corporation ("Dravo"), were classified as discontinued operations as of June 30, 1992.

     In September 1992, the Company sold its investment in Dravo stock for $4,515,000. In June 1994, the Company signed a non-binding letter of intent with a third party to sell its holdings in NaTec. The letter of intent has subsequently expired. Negotiations are continuing, however, as there still exists a willingness from both parties to attempt to consummate a transaction.

     Effective December 31,1992, the Company consolidated various amounts receivable from NaTec into a five-year convertible note bearing interest equal to prime plus 2.0 percent. The remaining balance of the note as of June 30, 1994 is $4,123,000, which is convertible at the option of the Company into 2,443,025 additional shares of NaTec common stock. Repayment of the remaining balance of the note is made via quarterly

                                   CRSS INC.

principal amounts ranging from $150,000 to $318,550, plus accrued interest. Additionally, as of June 30, 1994, the Company has accrued dividends from NaTec of $1,788,000 related to the preferred stock holdings.

     Gross revenues generated by the discontinued acid rain/pollution control segment were $1,224,000, $4,015,000, and $2,991,000 for the years ended June 30,
1994, 1993 and 1992, respectively.

     During November 1992, NaTec sold a 50 percent interest in a newly created subsidiary, White River Nahcolite Minerals, ("White River") to North American Chemical Company ("NACC") for $10,000,000. White River supplies nahcolite to both parties. The $10,000,000 purchase price is estimated to have an adjusted value of $7,600,000 which reflects (i) the discount to present value of the $8,000,000 note portion of the purchase price, (ii) preferential distributions to be made by White River to NACC, and (iii) additional capital expenditures to be made by NaTec to increase the effective annual production levels at the facility to 106,000 tons. During fiscal year 1994, NACC ceased payment on the remaining balance of the note ($3,500,000) alleging that the nahcolite production facility has not yet demonstrated an effective annual production capacity of 106,000 tons per year. Pursuant to the joint venture agreement, NaTec was required to make all expenditures necessary for the facility to achieve the effective annual production capacity of the White River nahcolite production facility to that level by April 15, 1994. In the event the effective annual production capacity of 106,000 tons per year had not been achieved on that date as reasonably agreed between NaTec and NACC, the purchase price payable by NACC for its interest in White River could have been reduced proportionately based on the percentage of such capacity that is obtained. Any such reduction would have been applied pro rata to reduce each subsequent installment of the purchase price. NaTec could have, however, continued efforts to demonstrate such effective annual production capacity of 106,000 tons, which would thereby have acted to defer the computation of the purchase price adjustment and defer the remaining payments by NACC on the note until such effective annual production capacity was attained. NaTec believes that NACC's failure to make its May 31, 1994 payment on the note was wrongful in view of the facts that production data from the plant demonstrates an effective annual capacity at or near 106,000 tons and that, as the manager of the joint venture owning the nahcolite production facility, NACC has prevented the production facility from achieving its full capacity by its refusal to utilize additional recovery equipment already located at the facility and to implement certain process modifications in a timely manner. The failure of NACC to make the May 1994 payment and the uncertainty of the timing of the resolution of such dispute and corresponding future collections on the note have limited NaTec's already strained capital resources.

  Insurance Segment

     In January 1992, CRSS and Global Capital Group, Inc. ("Global Capital") sold its primary insurance subsidiary, Global Insurance Company ("GIC"), for $8,900,000 to United Republic Reinsurance Company, a subsidiary of the Lawrence Group, Inc. The $8,900,000 of sales proceeds were distributed to CRSS by Global Capital in the form of a $6,400,000 dividend and in settlement of payables to CRSS of $2,500,000. The insurance segment was classified as discontinued operations as of June 30, 1991.

                                   CRSS INC.

  Combined Segments

     Income (loss) from operations of the discontinued operations by segment follows:

                                                                   YEAR ENDED JUNE 30,
                                                                --------------------------
                                                                1994     1993       1992
                                                                ----     -----     -------
                                                                  (DOLLARS IN THOUSANDS)
    Design, Engineering, and Construction Management..........  $456     $(567)    $     3
    Acid Rain/Pollution Control...............................    --        --      (1,879)
                                                                ----     -----     -------
                                                                $456     $(567)    $(1,876)
                                                                ====     =====     =======

     The estimated loss on disposal of the discontinued design, engineering, and construction management segment recorded in fiscal 1994 totalled $2,700,000, or $0.21 per share. The estimated loss on disposal consists of (i) a $6,735,000 writeoff of excess office space, related leasehold improvements and furniture,
(ii) cost of professional liability insurance and a reserve for future potential legal claims related to the indemnification provided to HOK and Jacobs ($5,250,000), (iii) $1,035,000 of transaction closing costs (broker commissions, legal and accounting fees, etc.), (iv) $644,000 of severance costs and transaction closing bonuses, and (v) other costs and expenses estimated to be incurred during the phase-out of CRSS Services ($3,036,000). These estimated disposal costs and expenses were partially offset by the $14,000,000 premium over the aggregate book value of the businesses acquired by Jacobs.

     The estimated loss on disposal of the discontinued acid rain/pollution control holdings recorded in fiscal 1992 totalled $15,031,000 or $1.12 per share. The estimated loss on disposal consisted of charges related to the disposition of the NaTec stock holdings and corresponding discontinuance of funding to NaTec, and a reduction in the carrying value of the Dravo stock to market value. The reduction in the carrying value of the Dravo stock was a result of the reclassification from long-term to short-term marketable equity security.

     The net assets of the discontinued operations by segment are as follows:

                                                                            JUNE 30,
                                                                       -------------------
                                                                        1994        1993
                                                                       -------     -------
                                                                           (DOLLARS IN
                                                                           THOUSANDS)
      Net Current Assets:
        Design, Engineering, and Construction Management...........    $24,190     $44,517
        Acid Rain/Pollution Control................................     12,431       3,874
                                                                       -------     -------
                                                                       $36,621     $48,391
                                                                       =======     =======
      Net Noncurrent Assets:
        Design, Engineering, and Construction Management...........    $ 7,326     $ 8,901
        Acid Rain/Pollution Control................................         --       9,747
                                                                       -------     -------
                                                                       $ 7,326     $18,648
                                                                       =======     =======

     Net assets of the design, engineering, and construction management segment at June 30, 1994 consists primarily of cash, accounts receivable, property, plant and equipment, and deferred taxes, net of accounts payable, unbilled fees and accrued discontinuance costs. The remaining net assets at June 30, 1994 of the discontinued acid rain/pollution control segment consist primarily of NaTec's investment in White River.

NOTE 4: INCOME TAXES

     As discussed in Note 1, the Company elected early adoption of SFAS No. 109, which required a change from the "deferred method" of accounting for income taxes to use of the "liability method". The Company reported the cumulative effect of the change in the method of accounting for income taxes of $7,468,000, or

                                   CRSS INC.

$0.57 per share effective to the first quarter of fiscal 1993. Also pursuant to SFAS No. 109, the Company was required to restate certain assets and the related deferred tax liability associated with a prior purchase business combination. This restatement resulted in an increase of property, plant and equipment and accumulated depreciation of $3,250,000 and $271,000, respectively.

     The components of income taxes on consolidated earnings from continuing operations for the three years ended June 30 are:

                                                             1994        1993        1992
                                                            -------     -------     -------
                                                                (DOLLARS IN THOUSANDS)
    Current:
      Federal...........................................    $(1,047)    $(1,012)    $(4,046)
      State.............................................       (325)        411          --
    Deferred:
      Federal...........................................      4,678       3,684       4,017
      State.............................................       (496)        379          --
                                                            -------     -------     -------
                                                            $ 2,810     $ 3,462     $   (29)
                                                            =======     =======     =======

     Cash payments (refunds) for income taxes amounted to $1,785,000 in 1994, ($2,584,000) in 1993, and ($3,238,000) in 1992.

     The following is a reconciliation of the provision for income taxes from continuing operations computed utilizing the statutory U.S. Federal income tax rate to the effective tax rate:

                                                   1994                1993                1992
                                             ----------------    ----------------    ----------------
                                             AMOUNT      %       AMOUNT      %       AMOUNT      %
                                             ------    ------    ------    ------    ------    ------
                                                   (DOLLARS IN THOUSANDS, EXCEPT PERCENTAGES)
    Tax Computed at U.S. statutory rate....  $2,252      34.5    $2,648      34.0    $(379)      34.0
    Increase (decrease) in taxes resulting
      from:
      State income tax.....................    (105)     (1.7)      522       6.7       --         --
      Nondeductible expenses...............     147       2.3        67       0.8       19       (1.7)
      Minority interest....................     157       2.4       414       5.3       87       (7.8)
      Other................................     359       5.5      (189)     (2.4)     244      (21.9)
                                             ------     -----    ------      ----    -----      -----
    Tax computed at effective tax rate.....  $2,810      43.0    $3,462      44.4    $ (29)      2.6
                                             ======      ====    ======      ====    ======     =====

                                   CRSS INC.

     Total deferred tax assets and deferred tax liabilities at June 30, 1994 were $15,515,000 and $54,007,000, respectively and $13,595,000 and $47,905,000 at June 30, 1993. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 1994 and 1993 are as follows:

                                                                       1994         1993
                                                                     --------     --------
                                                                          (DOLLARS IN
                                                                          THOUSANDS)
    Current deferred tax assets
      Accruals and allowances......................................  $  1,911     $  2,763
      Other, net...................................................        48          526
                                                                     --------     --------
              Total net current deferred tax asset.................     1,959        3,289
    Noncurrent deferred tax assets (liabilities)
      Accruals and allowances......................................     2,036        1,840
      Deferred state taxes.........................................     2,219        2,391
      Excess tax depreciation......................................   (25,372)     (24,875)
      Investment in partnerships...................................   (17,781)     (12,328)
      Alternative minimum tax credit carryforward..................     2,910        4,016
      State deferred tax liabilities...............................    (6,431)      (6,927)
      Net operating loss carryforward..............................     6,390        1,993
      Other........................................................    (4,423)      (3,709)
                                                                     --------     --------
              Total net noncurrent deferred tax liability..........   (40,452)     (37,599)
                                                                     --------     --------
      Net deferred tax liability...................................  $(38,493)    $(34,310)
                                                                     ========     ========

     Prior to the adoption of SFAS No. 109, the principal items giving rise to timing differences that resulted in deferred income taxes from continuing operations were as follows:

                                                                                 1992
                                                                        ----------------------
                                                                        (DOLLARS IN THOUSANDS)
    Power and cogeneration facilities.................................         $  7,132
    Alternative minimum tax credit carryforward.......................           (2,044)
    Charitable contribution limitation................................             (432)
    Other.............................................................             (639)
                                                                               --------
                                                                               $  4,017
                                                                               ========

     Regular net operating loss carryforwards for federal income tax purposes at June 30, 1994 are $22,915,000 which are available to offset future federal taxable income through 2008. In addition, the Company has $4,500,000 in capital loss carryforwards which are available to offset future capital gains through 1998.

                                   CRSS INC.

NOTE 5: PROPERTY, PLANT AND EQUIPMENT

     The Company's property, plant and equipment consist of the following:

                                                                           JUNE 30,
                                                                     ---------------------
                                                                       1994         1993
                                                                     --------     --------
                                                                          (DOLLARS IN
                                                                          THOUSANDS)
    Power and cogeneration facilities..............................  $ 87,329     $ 86,882
    Machinery and equipment........................................     1,815        1,552
    Buildings and leasehold improvements...........................     4,350        4,327
    Furniture and fixtures.........................................     1,137        1,138
    Land...........................................................       951          951
                                                                     --------     --------
                                                                       95,582       94,850
    Less accumulated depreciation..................................   (17,539)     (14,250)
                                                                     --------     --------
                                                                     $ 78,043     $ 80,600
                                                                     ========     ========

     Power and cogeneration facilities represent operating cogeneration plants and related assets associated with the Vikings. Property, plant and equipment of the Partnerships are reflected on the Combined Balance Sheet.

NOTE 6: RELATED PARTY TRANSACTIONS

     CRSS Capital provides management, administrative, and development services for some of the Partnerships. Revenues, including reimbursable expenses, earned by CRSS Capital related to these services were $3,493,000, $3,858,000, and $3,306,000 for fiscal 1994, 1993, and 1992, respectively. Accounts receivable due CRSS Capital from the Partnerships were $86,000 and $120,000 at June 30, 1994 and 1993, respectively.

     CRSS Capital holds a note receivable from Westwood for $500,000 payable on demand with interest at prime. Total interest accrued at June 30, 1994 and 1993 was $253,000 and $222,000, respectively.

     In addition to the administrative, operations, and maintenance services provided by CRSS Capital as noted above, the Partnerships are also provided various services by their other partners and their affiliates. Total expenses incurred by the Partnerships related to the services provided by their partners were $41,989,000, $34,391,000, and $19,312,000 for the years ended June 30,
1994, 1993, and 1992, respectively.

     Appomattox and Naheola provide steam, compressed air, black liquor processing services, and electrical power to the respective Stone and James River mills. Revenues recognized for such services were $97,319,000 and $39,698,000 for the years ended June 30, 1994 and 1993, respectively.

NOTE 7: OTHER CURRENT LIABILITIES

     Other current liabilities of the Company consist of the following:

                                                                            JUNE 30,
                                                                      --------------------
                                                                       1994         1993
                                                                      ------       -------
                                                                          (DOLLARS IN
                                                                           THOUSANDS)
    Accrued incentive compensation..................................  $2,351       $ 4,279
    Liability for cancelled stock appreciation rights...............     897         1,129
    Operations and maintenance reserve..............................     742           443
    Accrued 401-K contributions.....................................     684           693
    Other...........................................................   4,836         6,292
                                                                      ------       -------
                                                                      $9,510       $12,836
                                                                      ======       =======

                                   CRSS INC.

NOTE 8: NON-RECOURSE PROJECT FINANCING AND CREDIT FACILITIES

     The Company's non-recourse project financing represents long-term non-recourse debt related to the Viking projects. The Viking cogeneration facilities are pledged as collateral on the notes which provide for interest at
11.15 percent due in quarterly installments of principal and interest through the year 2009. Minimum principal maturities on non-recourse project financing for the next five years are $2,301,000 in 1995, $2,474,000 in 1996, $2,672,000 in 1997, $2,876,000 in 1998, and $3,093,000 in 1999.

  Credit Facilities

     The Company maintains an unsecured $50,000,000 revolving credit facility with four banks. The amount of facility available for borrowings is reduced by the amount of all outstanding letters of credit issued thereunder which currently total $34,335,000. The loan bears interest, at the Company's option, at the prevailing prime interest rate or adjusted London InterBank Offered Rate. The credit facility, which is available through December 30, 1994, may be used for general corporate purposes subject to certain restrictive covenants including, among others, liquidity ratio, tangible net worth, debt and cash flow ratios, and limitations on capital investments. Borrowings under the facility bear interest at prime, or, at the Company's option, the London Interbank Offered Rate plus 1.50 percent. A commitment fee of 0.37 percent per annum is payable quarterly on each lending institution's commitment on the revolving credit facility. The Company had no outstanding borrowings under the revolving credit facility at June 30, 1994 or 1993.

     Interest paid related to all Company obligations was $7,513,000, $7,589,000, and $7,763,000 in fiscal 1994, 1993, and 1992, respectively. These payments relate primarily to the non-recourse project financing for the Viking projects.

  Partnerships

     Hopewell is being financed by a consortium of banks through a combination of Base, Eurodollar, and CD rate loans ("Loans") and through the sale of commercial paper. The commercial paper program is backed by an irrevocable letter of credit not to exceed the balance of the outstanding debt. Hopewell pays fees on the Loans at rates from 0.25 percent to 1.375 percent and pays fees on the letter of credit at escalating rates from 0.625 percent to 1.125 percent. Under the terms of a swap agreement, Hopewell pays a fixed interest rate of
10.56 percent on a notional amount which was $7,200,000 higher than the original amount borrowed, resulting in an effective interest rate in excess of the stated rate. This notional amount decreases ratable over the term of the financing, which expires June 30, 2005.

     Financing for Naheola is being provided by Taxable Industrial Revenue Bonds issued by the Industrial Development Board of the City of Butler, Alabama. Under the terms of a swap agreement with a consortium of banks, Naheola has agreed to pay the difference between the average Eurodollar rate and a fixed rate each quarter over the term of the financing, which expires March 31, 2006. The fixed rate escalates over the term of the agreement from 8.86 percent to 9.48 percent.

     Financing for Appomattox was provided by a consortium of lenders through $56,500,000 of 9.02 percent senior secured notes due in 2001. In lieu of maintaining a debt service reserve account, Appomattox established an irrevocable letter of credit for $4,617,000.

     Westwood was financed utilizing tax-exempt Resource Recovery Revenue Bonds ("the Bonds") through the Schuylkill County Industrial Revenue Authority, and through taxable notes payable to the general partners. The Bonds are secured by an irrevocable, direct-pay letter of credit in the amount of $57,691,000, issued by a consortium of banks, which is secured by a deed of trust on the Westwood facility. Westwood is charged an annual letter of credit commitment fee of 1.3 percent of the outstanding letter of credit amount in addition to an annual fronting fee of 0.35 percent of the outstanding letter of credit participation amount. The Bonds pay a variable rate of interest, which represents the 30-day yield evaluations at par of tax-exempt

                                   CRSS INC.

securities of issues of commercial paper rated by Moody's Investors Service or Standard and Poor's Corporation in its highest commercial paper rating category. The rate is determined daily by the remarketing agent. Redemption of the Bonds is required upon failure to renew or replace the letter of credit, upon a change in the determination of taxability of the Bonds, and through mandatory sinking fund and optional redemptions. The Bonds have required semi-annual redemptions through November 2009.

     Assets for each partnership are pledged as collateral on their respective loans or Bonds.

     Combined future minimum principal maturities and sinking fund requirements on the financing of the Partnerships for the next five years are $27,627,000, $29,617,000, $32,636,000, $35,797,000, and $39,034,000.

     Cash paid for interest by the Partnerships, including capitalized interest, was $41,454,000, $35,837,000, and $30,896,000 for the years ended June 30, 1994,
1993, and 1992. Interest capitalized during the years ended June 30, 1993 and 1992 was $5,833,000 and $7,790,000, respectively. No interest was capitalized during the year ended June 30, 1994.

NOTE 9: RESTRICTED CASH AND OTHER LONG-TERM OBLIGATIONS OF THE PARTNERSHIPS

     Each of the Partnerships has restricted cash as required by either their respective financing arrangements or under their respective partnership operating agreements.

     In accordance with Hopewell's financing agreement, restricted cash balances are maintained to be used for repair and maintenance costs. Restricted cash balances for Hopewell were $4,820,000 and $3,368,000 at June 30, 1994 and 1993, respectively. Westwood had restricted cash of $580,000 at June 30, 1994 and 1993 for bond redemption purposes. Under its letter of credit agreement, Westwood is also required to keep a debt service reserve in case of default of the Bonds. This $7,330,000 reserve at June 30, 1994 and 1993 has been invested in tax-free municipal bonds in accordance with the agreement.

     Stone provided a reserve for Appomattox which may be accessed in the event Stone fails to fulfill its contractual obligations to the partnership. Additionally, Appomattox maintains a reserve to fund future maintenance on the leased assets. Amounts included in restricted cash and other long-term obligations related to these reserves were $26,549,000 and $23,075,000 at June 30, 1994 and 1993, respectively.

     Naheola maintains an operator reserve. The amount included in restricted cash and other long-term obligations at June 30, 1994 and 1993 was $8,112,000 and $1,621,000, respectively.

NOTE 10: MINORITY INTEREST

     On January 31, 1994, the Company (via redemption by CRSS Capital) repurchased all of the common stock of CRSS Capital owned by Paribas North America, Inc., the 19 percent minority interest owner for $17,000,000. The acquisition was accounted for using the purchase method of accounting.

                                   CRSS INC.

     The following unaudited proforma consolidated financial information for the years ended June 30, 1994 and 1993, which gives effect to the acquisition as if it had occurred on July 1, 1992, reflects adjustments made to the financial statements for (i) amortization of goodwill ($3,898,000) over a 20 year period,
(ii) interest expense on additional borrowings of $13,000,000 at a rate of 4.875 percent per annum (LIBOR plus 1.125 percent), (iii) additional 19 percent of net earnings of CRSS Capital, and (iv) related income tax adjustments.

                                                                         YEAR ENDED JUNE
                                                                               30,
                                                                        ------------------
                                                                         1994       1993
                                                                        -------    -------
                                                                           (DOLLARS IN
                                                                           THOUSANDS)
    Revenues..........................................................  $28,419    $37,975
    Earnings from continuing operations before income tax.............    6,500      8,169
    Earnings from continuing operations...............................    3,815      4,948
    Earnings per common share from continuing operations..............     0.29       0.38

NOTE 11: LEASE COMMITMENTS

     The Company leases its office facilities and certain furniture under operating lease agreements. Certain leases contain renewal options and escalation clauses. As a result of the divestiture of the design and construction services business as further discussed in Note 3, a significant portion of the Company's leased office space has become excess to the Company's current and anticipated future requirements. The Company is currently subleasing a portion of this excess space and intends to continue efforts to sublease the remaining available space in the near future. The Company accrued approximately $3,179,000 in 1994 for future rental obligations net of estimated future sublease income related to this excess office space, which is reflected in discontinued operations. Total rental expense for operating leases included in continuing operations was approximately $603,000 per year in 1994, 1993, and 1992.

     The following is a schedule of future noncancelable minimum lease payments under leases with an initial or remaining term of more than one year. Minimum lease payments have not been reduced by sublease rental income anticipated in the future.

    YEAR ENDED JUNE 30,                                                 (DOLLARS IN THOUSANDS)
    -------------------                                                 ----------------------
    1995..............................................................         $  2,116
    1996..............................................................            2,011
    1997..............................................................            1,913
    1998..............................................................            1,913
    1999..............................................................            2,585
    2000 and thereafter...............................................           10,457
                                                                             ----------
                                                                               $ 20,995
                                                                             ==========

NOTE 12: LONG-TERM INCENTIVE COMPENSATION, STOCK OPTION AND STOCK AWARD PLANS

  1990 Long-term Incentive Plan

     On October 26, 1989, the shareholders approved the 1990 Long-term Incentive Plan ("1990 Plan") administered solely by the Long-term Incentive Plan Committee of the Board of Directors ("Committee"). Under the 1990 Plan, 1,338,524 shares are reserved for distribution which were the unissued common shares authorized under the Company's 1984, 1981, 1980, and 1974 stock award, option, and bonus plans. No additional awards may be granted under these prior plans. As of June 30, 1994, approximately 182,000 shares were available for distribution under the 1990 Plan. In July 1994, the Committee authorized an additional 500,000 shares for use in the 1990 Plan, subject to shareholder approval.

                                   CRSS INC.

     The Company issues non-qualified stock options and restricted stock awards under the 1990 Plan to officers and key employees of the Company and its subsidiaries. Options are priced at market value on the date of grant and are generally exercisable beginning within one year from date of grant. Options may not be exercised after ten years from the vesting date. Restricted stock awards vest 20 percent on the date of the grant with the remaining shares vesting within four years. The cost of the awards are charged to expense over the vesting period. Restricted stock awards granted under the 1990 Plan amounted to 1,650, 1,000 and 45,850 shares in 1994, 1993, and 1992.

     The 1990 Plan also permits grants of performance units to key employees of the Company's subsidiaries. These performance units consist of phantom stock option units and phantom stock units which have redemption values determined by the respective subsidiary's growth in earnings calculated in accordance with pre-defined criteria. Redemption payments for the units may be in the form of cash, common shares of CRSS Inc., or other property or any combination thereof as determined by the Committee.

     In July 1993, the Performance Grant Program related to CRSS Capital was terminated and its phantom stock option units and phantom stock units were manditorily redeemed. In conjunction with such termination $1.2 million was paid in August 1993 to respective participants. The remaining obligation of $1.4 million is payable by December 30, 1994. Compensation expense associated with the performance units was $2,110,000 and $490,000 in 1993 and 1992, respectively. There was no compensation expense associated with the performance units in 1994.

  1984 Non-qualified Stock Option Plan and the 1981 Incentive Stock Option Plan

     Prior to the 1990 Plan, the Company had two stock option plans, the 1984 Non-Qualified Stock Option Plan and the 1981 Incentive Stock Option Plan. Depending on the terms of the options, options are exercisable upon date of grant or date of vesting; however, options granted prior to December 31, 1986 must be exercised in order of grant while options granted after December 31, 1986 may be exercised in any order. Options subject to a vesting schedule are exercisable 20 percent a year with the first 20 percent vesting immediately upon date of grant. Options under both plans expire ten years from date of grant or date of vesting.

     The Committee may, at its discretion, grant stock appreciation rights ("SARs"). Upon exercise of such rights, the optionee surrenders the exercisable portion of the option in exchange for payment of the difference between the aggregate option price and the aggregate fair market value on the date of surrender. Payment may be in the form of cash and/or common stock valued at its fair market value on the date of surrender. SARs utilize the same shares reserved for issuance of options, and the exercise of an SAR or option automatically cancels the related option or SAR. SARs become exercisable and expire on the same dates as the related options. In January 1991, all outstanding SARs (319,000), but not the related options, were cancelled.

                                   CRSS INC.

     The following is a summary of the activity with respect to all option plans for the three years ended June 30, 1994:

                                                               SHARES          OPTION PRICE
                                                              ---------      ----------------
    Outstanding at June 30, 1991............................  1,174,530      $ 4.34 to 17.63
      Granted...............................................    220,500      $ 8.80 to 12.15
      Exercised.............................................    (15,500)     $ 4.34 to  6.19
      Cancelled.............................................    (13,260)     $12.43 to 15.00
                                                              ---------
    Outstanding at June 30, 1992............................  1,366,270      $ 4.34 to 17.63
      Granted...............................................     54,500      $ 8.15
      Exercised.............................................    (18,000)     $ 4.75 to  6.19
      Cancelled.............................................    (46,240)     $ 9.05 to 17.63
                                                              ---------
    Outstanding at June 30, 1993............................  1,356,530      $ 4.34 to 17.63
      Granted...............................................    237,496      $ 9.00
      Exercised.............................................   (202,300)     $ 5.00 to  6.25
      Cancelled.............................................    (14,670)     $ 6.19 to 15.00
                                                              ---------
    Outstanding at June 30, 1994............................  1,377,056      $ 4.34 to 17.63
                                                               ========
    Exercisable at June 30, 1994............................  1,040,910
                                                               ========

  1980 Incentive Stock Bonus Plan and 1974 Incentive Stock Award Plan

     Prior to the 1990 Plan, the Company had two stock award plans, the 1980 Incentive Stock Bonus Plan and the 1974 Incentive Stock Award Plan ("1974 Plan"). The cost of the bonus shares and awards are charged to expense over the vesting periods. Generally, 20 percent of the shares covered by an award vest at the end of the first year following the date of the award and at the end of each succeeding year, provided the employee remains in the service of the Company on the vesting date. As of July 1, 1987, all awards were fully vested under the Company's 1980 Incentive Stock Bonus Plan.

     Compensation expense associated with the vesting of stock awards granted under the 1990 Plan and the 1974 Plan was $102,000, $223,000, and $626,000 in
1994, 1993, and 1992, respectively.

     The vesting and exercise periods for all outstanding options (approximately 359,000 as of June 30, 1994) and stock awards (approximately 27,000 as of June 30, 1994) was extended by the Committee for those employees that will be employed by HOK and Jacobs. The extension is through the period of their employment with HOK or Jacobs, plus, for exercise purposes, for three months after termination of employment, but in no event beyond August 1, 1995. Additionally, the Company has a right of first refusal for any sales prior to August 1, 1995, of any stock obtained through the exercise of such options or the vesting of such awards.

NOTE 13: COMMITMENTS AND CONTINGENCIES

     The Company had outstanding letters of credit of approximately $41,715,000 at June 30, 1994, which included $24,505,000 related to the discontinued design, engineering, and construction management services business, and $2,578,000 related to the discontinued acid rain pollution control business. Of the amount related to the discontinued design, engineering, and construction management services business, $23,200,000 relates to a letter of credit issued in support of certain payment and performance obligations related to a single power plant project retained by CRSS.

                                   CRSS INC.

     The remaining letters of credit are primarily issued in support of: performance and payment obligations, and advance payments, including amounts normally withheld as retainage. Management is of the opinion that capital resources are adequate to fulfill these letters of credit.

     The three Viking projects owned by CRSS Capital have entered into contracts of varying lengths with all of its suppliers. These contracts are for set prices that vary by contract and specify minimum and maximum aggregate amounts of wood to be purchased per year. Substantially all wood is purchased under these contracts. Each of these contracts allows the project to cancel these commitments in the event of default by the supplier or project equipment failure.

     CRSS Capital has an option to put its interest in Naheola at fair value to James River in the event that the facility becomes subject to regulation as a public utility, production levels at the Naheola mill fall below certain levels due to James River shifting production to other mills, or if the Naheola mill is sold to a competitor of the Company. James River also has an option to purchase CRSS Capital's interest at fair value.

                                   CRSS INC.

NOTE 14: QUARTERLY OPERATING RESULTS (UNAUDITED)

     Quarterly operating results of the Company are as follows:

                                                            YEAR ENDED JUNE 30, 1994
                                                   ------------------------------------------
                                                                    QUARTER
                                                   ------------------------------------------
                                                      1            2          3         4(A)
                                                   --------     -------     ------     ------
                                                            (DOLLARS IN THOUSANDS,
                                                           EXCEPT PER SHARE AMOUNTS)
    Revenues.....................................  $  7,413     $ 7,521     $7,067     $6,418
    Operating income from continuing
      operations.................................     3,589       2,969      3,671      3,867
    Earnings from continuing operations..........       965         465      1,056      1,232
    Earnings (loss) from discontinued
      operations.................................        65         719        244     (3,272)
    Net earnings (loss)..........................     1,030       1,184      1,300     (2,040)
    Primary and fully diluted earnings (loss) per
      common share:
      Earnings from continuing operations........  $   0.07     $  0.04     $ 0.08     $ 0.09
      Net earnings (loss)........................  $   0.08     $  0.09     $ 0.10     $(0.16)

                                                            YEAR ENDED JUNE 30, 1993
                                                   ------------------------------------------
                                                                    QUARTER
                                                   ------------------------------------------
                                                     1(B)          2          3         4(C)
                                                   --------     -------     ------     ------
    Revenues.....................................  $  7,563     $16,549     $7,028     $6,835
    Operating income from continuing
      operations.................................     1,070       8,754      1,720      2,066
    Earnings (loss) from continuing operations...      (207)      3,625        679        221
    Earnings (loss) from discontinued
      operations.................................    (1,158)       (844)       238      1,197
    Cumulative effect of changes in accounting
      principles.................................    (9,178)         --         --         --
    Net earnings (loss)..........................   (10,543)      2,781        917      1,418
    Primary and fully diluted earnings (loss) per
      common share:
      Earnings (loss) from continuing
         operations..............................  $  (0.02)    $  0.28     $ 0.05     $ 0.02
      Net earnings (loss)........................  $  (0.79)    $  0.21     $ 0.07     $ 0.11

- - ---------------

(a) During the fourth quarter of fiscal 1994, the Company announced its intent to divest its design and construction services subsidiaries. The Company recorded certain charges to earnings during the fourth quarter related to the discontinuance of this segment, as further discussed in Note 3 to the Consolidated and Combined Financial Statements. The Consolidated Financial Statements and related quarterly information have been restated to reflect the design and construction services segment as discontinued operations.

(b) The Company adopted SFAS No. 106, 109, and 112 effective July 1, 1992. The first quarter of fiscal 1993 reflects the $9,178,000 cumulative effect of the changes in accounting principles, net of income tax benefits, as of the beginning of the fiscal year.

(c) Earnings from discontinued operations for the fourth quarter of fiscal 1993 includes a $3,500,000 increase in profitability of a major program management services project offset by an increase in the provision for contract claims.

                                   CRSS INC.

Quarterly operating results of the Partnerships follows:

                                                           YEAR ENDED JUNE 30, 1994
                                                  -------------------------------------------
                                                                    QUARTER
                                                  -------------------------------------------
                                                     1           2           3           4
                                                  -------     -------     -------     -------
                                                            (DOLLARS IN THOUSANDS)
    Revenues....................................  $45,137     $43,210     $46,328     $44,065
    Net earnings................................    5,910       9,325       6,485       7,114

                                                         YEAR ENDED JUNE 30, 1993 (A)
                                                  -------------------------------------------
                                                                    QUARTER
                                                  -------------------------------------------
                                                     1           2           3           4
                                                  -------     -------     -------     -------
                                                            (DOLLARS IN THOUSANDS)
    Revenues....................................  $15,749     $24,011     $31,722     $42,371
    Net earnings................................    1,713       4,375       4,743       5,336

- - ---------------

(a) The year ended June 30, 1993 reflects the operations of Appomattox beginning in October 1992 and the operations of Naheola beginning in March 1993, as further discussed in Note 2 to the Consolidated and Combined Financial Statements.

                                                                      SCHEDULE V

                                   CRSS INC.

                         PROPERTY, PLANT AND EQUIPMENT
                        THREE YEARS ENDED JUNE 30, 1994
                             (DOLLARS IN THOUSANDS)

                                             BALANCE AT                                              BALANCE
                                            BEGINNING OF   ADDITIONS AT                  OTHER       AT END
              CLASSIFICATION                   PERIOD          COST       RETIREMENTS   CHANGES     OF PERIOD
- - ------------------------------------------  ------------   ------------   -----------   -------     ---------
Year ended June 30, 1994:
  Land....................................    $    951         $ --          $  --      $   --       $    951
  Power and cogeneration facilities.......      86,882          447             --          --         87,329
  Buildings and leasehold improvements....       4,327           23             --          --          4,350
  Furniture and fixtures..................       1,138           --              1          --          1,137
  Machinery and equipment.................       1,552          267              4          --          1,815
                                             ---------       ------        -------      ------       --------
                                              $ 94,850         $737          $   5      $    0       $ 95,582
                                             =========       ======        =======      ======       ========
Year ended June 30, 1993:
  Land....................................    $    951         $ --          $  --      $   --       $    951
  Power and cogeneration facilities.......      83,870          178            416       3,250 (a)     86,882
  Buildings and leasehold improvements....       4,327           --             --          --          4,327
  Furniture and fixtures..................       1,113           25             --          --          1,138
  Machinery and equipment.................       1,358          204             10          --          1,552
                                             ---------       ------        -------      ------       --------
                                              $ 91,619         $407          $ 426      $3,250       $ 94,850
                                             =========       ======        =======      ======       ========
Year ended June 30, 1992:
  Land....................................    $    951         $ --          $  --      $   --       $    951
  Power and cogeneration facilities.......      83,395          492             17          --         83,870
  Buildings and leasehold improvements....       4,327           --             --          --          4,327
  Furniture and fixtures..................       1,096           17             --          --          1,113
  Machinery and equipment.................       1,029          341             12          --          1,358
                                             ---------       ------       --------      ------       --------
                                              $ 90,798         $850          $  29      $    0       $ 91,619
                                             =========       ======       ========      ======       ========

- - ---------------

The annual provisions for depreciation have been computed on a straight-line basis over useful lives from 3 to 40 years.

(a) Other addition is due to a restatement of a prior business combination pursuant to the adoption of SFAS No. 109, as further discussed in Note 4.

                                                                     SCHEDULE VI

                                   CRSS INC.

                   ACCUMULATED DEPRECIATION AND AMORTIZATION
                        OF PROPERTY, PLANT AND EQUIPMENT
                        THREE YEARS ENDED JUNE 30, 1994
                             (DOLLARS IN THOUSANDS)

                                                          ADDITIONS
                                            BALANCE AT    CHARGED TO                               BALANCE
                                            BEGINNING     COSTS AND                     OTHER      AT END
               DESCRIPTION                  OF PERIOD      EXPENSES     RETIREMENTS    CHANGES    OF PERIOD
               -----------                  ----------    ----------    -----------    -------    ---------
Year ended June 30, 1994:
  Power and cogeneration facilities.......   $ 10,165       $2,882         $  --        $  --      $ 13,047
  Buildings and leasehold improvements....      2,032          251            --           --         2,283
  Furniture and fixtures..................        877           82            --           --           959
  Machinery and equipment.................      1,176           75             1           --         1,250
                                             --------     --------      --------       ------     ---------
                                             $ 14,250       $3,290         $   1        $   0      $ 17,539
                                             ========     ========      ========       ======     =========
Year ended June 30, 1993:
  Power and cogeneration facilities.......   $  7,029       $2,868         $   3        $ 271(a)   $ 10,165
  Buildings and leasehold improvements....      1,882          150            --           --         2,032
  Furniture and fixtures..................        793           84            --           --           877
  Machinery and equipment.................        912          271             7           --         1,176
                                             --------     --------      --------       ------     ---------
                                             $ 10,616       $3,373         $  10        $ 271      $ 14,250
                                             ========     ========      ========       ======     =========
Year ended June 30, 1992:
  Power and cogeneration facilities.......   $  4,312       $2,717         $  --        $  --      $  7,029
  Buildings and leasehold improvements....      1,634          248            --           --         1,882
  Furniture and fixtures..................        680          113            --           --           793
  Machinery and equipment.................        564          354             6           --           912
                                             --------     --------      --------       ------     ---------
                                             $  7,190       $3,432         $   6        $   0      $ 10,616
                                             ========     ========      ========       ======     =========

- - ---------------

(a) Other addition is due to a restatement of a prior business combination pursuant to the adoption of SFAS No. 109, as further discussed in Note 4.

                        REPORTS OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders of CRSS Inc.

     We have audited the accompanying consolidated balance sheets of CRSS Inc. and subsidiaries ("the Company") as of June 30, 1994 and 1993, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1994. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CRSS Inc. and subsidiaries at June 30, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     As discussed in Note 1 to the Consolidated and Combined Financial Statements, in fiscal year 1993 the Company changed its method of accounting for income taxes.

                                            ERNST & YOUNG LLP
August 12, 1994

The Board of Directors and Shareholders of CRSS Inc.

     We have audited the accompanying combined balance sheets as of June 30, 1994 and 1993, of the Equity Investment Partnerships of CRSS Inc. listed in Note 1 ("the Partnerships"), and the related combined statements of operations, partners' capital, and cash flows for each of the three years in the period ended June 30, 1994. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of the Equity Investment Partnerships of CRSS Inc. listed in Note 1 at June 30, 1994 and 1993, and the combined results of their operations and their cash flows for each of the three years in the period ended June 30, 1994, in conformity with generally accepted accounting principles.

                                            ERNST & YOUNG LLP
August 12, 1994

                              REPORT OF MANAGEMENT

     The management of CRSS Inc. and its subsidiaries has prepared the accompanying Consolidated and Combined Financial Statements and related footnotes. The statements and footnotes were prepared in accordance with generally accepted accounting principles applied on a consistent basis and accordingly, include certain estimates which reflect management's judgement and interpretation of currently available information.

     Management of the Company has established and maintains an effective system of internal control designed to provide reasonable assurance as to the integrity and reliability of the financial statements as well as the safeguarding of company assets. The Company also maintains an internal auditing program that independently assesses the effectiveness of the internal controls and recommends possible improvements to both management and the Audit Committee of the Company. This system includes the selection and training of qualified personnel, an organizational structure providing appropriate delegation of authority and division of responsibility, the establishment of accounting and business policies for the Company, and the conduct of internal audits. However, inherent in any system of internal controls are limitations based on the cost of the system versus the benefits derived.

     The Audit Committee of the Board of Directors, composed solely of outside directors, meets with the independent auditors and internal auditors to evaluate the effectiveness of the work performed by them in discharging their respective responsibilities and to assure their independent and free access to the Committee.

     The Company's financial statements have been audited by Ernst and Young, independent certified public accountants. Management has made available to Ernst and Young all the Company's financial records and related data, as well as the minutes of shareholders' and directors' meetings.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to the Company's directors will be contained under the caption "Election of Directors" in CRSS Inc.'s Proxy Statement with respect to the Company's Annual Meeting of Shareholders, to be held October 27, 1994, and is hereby incorporated by reference thereto.

     Information with respect to the Company's executive officers appears under the unnumbered item in Part I of this Form 10-K Annual Report, which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Information required by this item will be contained under the caption "Executive Compensation and Other Information" of CRSS Inc.'s Proxy Statement with respect to the Company's Annual Meeting of Shareholders, to be held October 27, 1994, and is hereby incorporated by reference thereto.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item will be contained under the caption "Security Ownership of Certain Beneficial Owners and Management" of CRSS Inc.'s Proxy Statement with respect to the Company's Annual Meeting of Shareholders, to be held October 27, 1994, and is hereby incorporated by reference thereto.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item will be contained under the caption "Certain Transactions" of CRSS Inc.'s Proxy Statement with respect to the Company's Annual Meeting of Shareholders, to be held October 27, 1994, and is hereby incorporated by reference thereto.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report or incorporated by reference:

     1. and 2. Financial Statements and Financial Statement Schedules

        See Index to the Financial Statements in Item 8, which information is herein incorporated by reference.

3. Exhibits:

           3.1       -- Certificate of Incorporation of CRS Design Associates, Inc. filed
                        October 16, 1970 (incorporated by reference as Exhibit 3.1 to the
                        Company's Fiscal Year 1989 Annual Report of Form 10-K).
           3.2       -- Certificate of Amendment of Certificate of Incorporation of CRS
                        Design Associates, Inc. filed December 26, 1978 (incorporated by reference as Exhibit 3.2 to the Company's Fiscal Year 1989 Annual
                        Report on Form 10-K).
           3.3       -- Certificate of Amendment of Certificate of Incorporation of The CRS
                        Group, Inc. filed October 30, 1981 (incorporated by reference as
                        Exhibit 3.3 to the Company's Fiscal Year 1989 Annual Report on Form
                        10-K).
           3.4       -- Certificate of Amendment of Certificate of Incorporation of The CRS
                        Group, Inc. filed November 7, 1983 (incorporated by reference as
                        Exhibit 3.4 to the Company's Fiscal Year 1989 Annual Report on Form
                        10-K).
           3.5       -- Certificate of Amendment of Certificate of Incorporation of CRS
                        Sirrine, Inc. filed November 27, 1984 (incorporated by reference as
                        Exhibit 3.5 to the Company's Fiscal Year 1989 Annual Report on Form
                        10-K).
           3.6       -- Certificate of Amendment of Certificate of Incorporation of CRS
                        Sirrine, Inc. filed December 8, 1986 (incorporated by reference as
                        Exhibit 3.6 to the Company's Fiscal Year 1989 Annual Report on Form
                        10-K).
           3.7       -- Certificate of Amendment of Certificate of Incorporation of CRSS Inc.
                        filed October 30, 1989 (incorporated by reference as Exhibit 4.7 to the Company's registration statement Form S-3 filed November 17,
                        1989).
           3.8       -- By-Laws of the Company (incorporated by reference as Exhibit 3.8 to the Company's Fiscal Year 1989 Annual Report on Form 10-K).
           3.9       -- Amendments to By-Laws of the Company filed October 30, 1989
                        (incorporated by reference as Exhibit 4.9 to the Company's
                        Registration Statement Form S-3 filed November 17, 1989).
           4.1       -- Specimen Certificate of Common Stock of the Company (incorporated by reference as Exhibit 4.1 to the Company's Fiscal Year 1990 Annual
                        Report on Form 10-K).
           4.2       -- Rights Agreement dated as of November 29, 1988 between CRS Sirrine,
                        Inc. and Morgan Shareholder Services Trust Company, as Agent
                        (incorporated by reference to Exhibit 1 to the Company's Form 8-A).
           4.3       -- Amendment dated January 27, 1994 to the Rights Agreement dated as of
                        November 28, 1988 between CRS Sirrine, Inc. and Morgan Shareholder
                        Services Trust Company, as Agent (incorporated by reference to
                        Exhibit 3 to the Company's Form 8-A/A).

           4.4       -- Indenture dated as of November 29, 1988 between CRS Sirrine, Inc. and
                        Morgan Guaranty Trust Company of New York, as Trustee (incorporated by reference to Exhibit 2 to the Company's Form 8-A).
          10.1       -- CRS Sirrine, Inc. Incentive Stock Option Plan Amended and Restated
                        July, 1986 (incorporated by reference to Exhibit 10.1 to the
                        Company's Fiscal Year 1989 Annual Report on Form 10-K).
          10.2       -- Amendments to CRS Sirrine, Inc. Incentive Stock Option Plan Amended
                        and Restated July, 1986 (incorporated by reference to Exhibit 10.2 to the Company's Fiscal Year 1989 Annual Report on Form 10-K).
          10.3       -- 1984 Non-Qualified Stock Option Plan of CRS Sirrine, Inc. Amended and
                        Restated July, 1986 (incorporated by reference to Exhibit 10.3 to the
                        Company's Fiscal Year 1989 Annual Report on Form 10-K).
          10.4       -- Amendments to 1984 Non-Qualified Stock Option Plan of CRS Sirrine,
                        Inc. Amended and Restated July, 1986 (incorporated by reference to
                        Exhibit 10.4 to the Company's Fiscal Year 1989 Annual Report on Form
                        10-K).
          10.5       -- CRS Sirrine, Inc. 1974 Incentive Stock Award Plan Amended and
                        Restated July, 1981 and 1984 (incorporated by reference to Exhibit
                        10.5 to the Company's Fiscal Year 1989 Annual Report on Form 10-K).
          10.6       -- CRS Sirrine, Inc. 1990 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company's Fiscal Year 1989 Annual
                        Report on Form 10-K).
          10.7       -- CRS Sirrine, Inc. Thrift Plan Trust Agreement between CRS Sirrine,
                        Inc., Metro Southwest Construction, Inc., Western Empire
                        Constructors, Inc., CRSS, Inc., J. E. Sirrine Company, Sirrine
                        Services, Inc., Globe Engineering Corporation and Fidelity Management
                        Trust Company dated as of August 1, 1984 (incorporated by reference to Exhibit 10.8 to the Company's Fiscal Year 1989 Annual Report on
                        Form 10-K).
          10.8       -- CRS Sirrine, Inc. 401(k) Savings and Investment Plan effective July
                        1, 1988 (incorporated by reference to Exhibit 10.9 to the Company's
                        Fiscal Year 1989 Annual Report on Form 10-K).
          10.9       -- Indemnity Agreements dated as of July 1, 1986 between CRS Sirrine,
                        Inc. and Mike A. Myers, John Naisbitt, Joe C. Denman, Jr., William L.
                        Carpenter, C. Herbert Paseur, Thomas A. Bullock, Bruce W. Wilkinson
                        and Richard L. Daerr, Jr. (incorporated by reference to Exhibit 10.10 to the Company's Fiscal Year 1989 Annual Report on Form 10-K).
         *10.10      -- Amended and Restated Employment Agreement dated as of June 30, 1988 by and between CRS Sirrine, Inc. and Bruce W. Wilkinson.
         *10.11      -- Amendment No. 1 dated as of July 1, 1989 to Amended and Restated
                        Employment Agreement dated as of June 30, 1988 by and between CRS
                        Sirrine, Inc. and Bruce W. Wilkinson.
         *10.12      -- Amendment No. 2 dated as of October 24, 1990 to Amended and Restated
                        Employment Agreement dated as of June 30, 1988 by and between CRSS
                        Inc. and Bruce W. Wilkinson
          10.13      -- Employment Agreement dated as of July 1, 1989 by and between CRSS
                        Capital, Inc. and James T. Stewart (incorporated by reference as
                        Exhibit 10.16 to the Company's Fiscal Year 1992 Annual Report on Form
                        10-K).

          10.14      -- Amendment to Employment Agreement dated as of July 1, 1989 by and between CRSS Capital, Inc. and James T. Stewart (incorporated by reference as Exhibit 10.17 to the Company's Fiscal Year 1992 Annual
                        Report on Form 10-K).
         *10.15      -- Contract for Design, Procurement and Construction Management Services
                        between the United States Air Force and CRS/Sirrine and Metcalf &
                        Eddy, Joint Venture dated as of March 30, 1988.
          10.16      -- Amendments to Contract for Design, Procurement and Construction
                        Management Services between the United States Air Force and
                        CRS/Sirrine and Metcalf & Eddy, Joint Venture dated through August
                        25, 1989 (incorporated by reference to Exhibit 10.18 to the Company's
                        Fiscal Year 1989 Annual Report on Form 10-K).
          10.17      -- Amendments to Contract for Design, Procurement and Construction
                        Management Services between the United States Air Force and
                        CRS/Sirrine and Metcalf & Eddy, Joint Venture dated August 26, 1989 through September 10, 1990 (incorporated by reference to Exhibit
                        10.16 to the Company's Fiscal Year 1990 Annual Report on Form 10-K).
          10.18      -- Amendments to Contract for Design, Procurement and Construction
                        Management Services between the United States Air Force and
                        CRS/Sirrine and Metcalf & Eddy, Joint Venture dated November 27, 1990 through August 30, 1991 (incorporated by reference to Exhibit 10.19 to the Company's Fiscal Year 1991 Annual Report on Form 10-K).
          10.19      -- Amendments to Contract for Design, Procurement and Construction
                        Management Services between the United States Air Force and
                        CRS/Sirrine and Metcalf & Eddy, Joint Venture dated September 20,
                        1991 through June 22, 1992 (incorporated by reference as Exhibit
                        10.25 to the Company's Fiscal Year 1992 Annual Report on Form 10-K).
          10.20      -- Amendments to Contract for Design, Procurement and Construction
                        Management Services between the United States Air Force and
                        CRS/Sirrine and Metcalf & Eddy, Joint Venture dated August 26, 1992 through August 3, 1993 (incorporated by reference as Exhibit 10.27 to the Company's Fiscal Year 1993 Annual Report on Form 10-K).
         *10.21      -- Amendments to Contract for Design, Procurement and Construction
                        Management Services between the United States Air Force and
                        CRS/Sirrine and Metcalf & Eddy, Joint Venture dated September 22,
                        1993 through June 28, 1994.
         *10.22      -- Supplemental Executive Retirement Plan of CRS Sirrine, Inc. effective as of November 1, 1987.
         *10.23      -- Supplemental Executive Retirement Plan Amendment as of June 1988.
          10.24      -- Agreement of Limited Partnership of Westwood Energy Properties
                        Limited Partnership dated as of September 1, 1985 by and among
                        Westwood Funding Corporation, CRSS Westwood, Inc. and Kenvil Energy
                        Company (incorporated by reference to Exhibit 10.21 to the Company's
                        Fiscal Year 1989 Annual Report on Form 10-K).
          10.25      -- First Amendment to Agreement of Limited Partnership of Westwood
                        Energy Properties Limited Partnership dated as of June 26, 1987 by and among Westwood Funding Corporation, CRSS Westwood, Inc., Kenvil
                        Energy Company and Utilco Group Inc. (incorporated by reference to
                        Exhibit 10.22 to the Company's Fiscal Year 1989 Annual Report on Form
                        10-K).

          10.26      -- Viking Energy of Northumberland Limited Partnership Agreement amended and restated as of November 15, 1988 by and among Viking Energy of
                        Northumberland, Inc., CRSS Northumberland, Inc. and EFV
                        Northumberland, Inc. (incorporated by reference as Exhibit 10.21 to the Company's Fiscal Year 1990 Annual Report on Form 10-K).
          10.27      -- Viking Energy of McBain Limited Partnership Agreement amended and restated as of November 15, 1988 by and among Viking Energy of
                        McBain, Inc., CRSS McBain, Inc. and EFV McBain, Inc. (incorporated by reference as Exhibit 10.22 to the Company's Fiscal Year 1990 Annual
                        Report on Form 10-K).
          10.28      -- Viking Energy of Lincoln Limited Partnership Agreement amended and restated as of November 15, 1988 by and among Viking Energy of
                        Lincoln, Inc., CRSS Lincoln, Inc. and EFV Lincoln, Inc. (incorporated by reference to Exhibit 10.25 to the Company's Fiscal Year 1989
                        Annual Report on Form 10-K).
          10.29      -- Credit Agreement dated as of February 1, 1993 among CRSS Inc. and
                        NationsBank of Texas, N.A. as agent, ABN AMRO Bank N.V., and Texas
                        Commerce Bank National Association (incorporated by reference to
                        Exhibit 10.1 to the Company's March 31, 1993 Quarterly Report on Form
                        10-Q).
          10.30      -- Amendment dated as of March 10, 1993 to Credit Agreement dates as of
                        February 1, 1993 among CRSS Inc. and NationsBank of Texas, N.A. as agent, ABN AMRO Bank N.V., Texas Commerce Bank National Association,
                        and First Interstate Bank of Texas, N.A. (incorporated by reference to Exhibit 10.2 to the Company's March 31, 1993 Quarterly Report on
                        Form 10-Q).
          10.31      -- Amended and Restated Credit Agreement dated as of January 18, 1994 among CRSS Inc. and NationsBank of Texas, N.A. as agent, ABN AMRO
                        Bank N.V., Texas Commerce Bank National Association, and First
                        Interstate Bank of Texas, N.A. (incorporated by reference to Exhibit
                        10.1 to the Company's December 31, 1993 Quarterly Report on Form
                        10-Q).
         *10.32      -- First Amendment dated July 29, 1994 to Amended and Restated Credit
                        Agreement dated as of January 18, 1994 among CRSS Inc. and
                        NationsBank of Texas, N.A. as agent, ABN AMRO Bank N.V., Texas
                        Commerce Bank National Association, and First Interstate Bank of
                        Texas, N.A
          10.33      -- Hopewell Cogeneration Limited Partnership Agreement amended and restated as of May 12, 1989 by and among Hopewell Cogeneration, Inc.,
                        CRSS Hopewell Cogeneration, Inc., Prince George Energy Company and
                        Transco Energy Ventures Company (incorporated by reference as Exhibit
                        10.25 to the Company's Fiscal Year 1990 Annual Report on Form 10-K).
          10.34      -- Exchange Agreement between CRS Sirrine, Inc. and Industrial
                        Resources, Inc. dated as of July 24, 1989 (incorporated by reference to Exhibit 2.1 to the Company's Fiscal Year 1989 Annual Report on
                        Form 10-K).
          10.35      -- Agreement of Limited Partnership of NaTec, Ltd. between CRSS
                        Nahcolite, Inc. and Wolf Ridge Corporation dated as of July 8, 1988
                        (incorporated by reference to Exhibit 2.2 to the Company's Fiscal
                        Year 1989 Annual Report on Form 10-K).
          10.36      -- Stock Purchase Agreement among Paribas North America, Inc., CRS
                        Sirrine, Inc., and CRSS Capital, Inc. dated June 30, 1989
                        (incorporated by reference to Exhibit 2.3 to the Company's Fiscal
                        Year 1989 Annual Report on Form 10-K).

          10.37      -- Stock Redemption Agreement By and Between CRSS Capital, Inc. and
                        Paribas North America, Inc. dated as of January 31, 1994
                        (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K dated January 31, 1994).
          10.38      -- Naheola Cogeneration Limited Partnership Agreement amended and restated as of March 14, 1991 by and among Naheola Cogeneration,
                        Inc., James River-Pennington and Capital Naheola Limited Partnership
                        (incorporated by reference as Exhibit 10.33 to the Company's Fiscal
                        Year 1991 Annual Report on Form 10K).
          10.39      -- Second Amended and Restated Limited Partnership Agreement of
                        Appomattox Cogeneration Limited Partnership dated as of October 22,
                        1992 by and among Appomattox Cogeneration, Inc., Capital Appomattox,
                        Inc. and Appomattox Vermont Corporation (incorporated by reference as
                        Exhibit 10.41 to the Company's Fiscal Year 1993 Annual Report on Form
                        10-K).
          10.40      -- Series A Cumulative Convertible Exchangeable Preferred Stock Purchase
                        Agreement dated as of October 24, 1990, by and among CRSS Inc. and
                        NaTec Resources, Inc. (incorporated by reference as Exhibit 10.34 to the Company's Fiscal Year 1991 Annual Report on Form 10-K).
          10.41      -- First Amendment as of September 3, 1991 to Series A Cumulative
                        Convertible Exchangeable Preferred Stock Purchase Agreement dated as of October 24, 1990, by and among CRSS Inc. and NaTec Resources, Inc.
                        (incorporated by reference as Exhibit 10.35 to the Company's Fiscal
                        Year 1991 Annual Report on Form 10-K).
          10.42      -- Second Amendment to Series A Cumulative Convertible Exchangeable
                        Preferred Stock Purchase Agreement dated as of October 24, 1990, by and among CRSS Inc. and NaTec Resources, Inc (incorporated by reference as Exhibit 10.42 to the Company's Fiscal Year 1992 Annual
                        Report on Form 10-K).
          10.43      -- Third Amendment to Series A Cumulative Convertible Exchangeable
                        Preferred Stock Purchase Agreement dated as of October 24, 1990, by and among CRSS Inc. and NaTec Resources, Inc. (incorporated by reference as Exhibit 10.46 to the Company's Fiscal Year 1993 Annual
                        Report on Form 10-K).
          10.44      -- Fourth Amendment to Series A Cumulative Convertible Exchangeable
                        Preferred Stock Purchase Agreement dated as of October 24, 1990, by and among CRSS Inc. and NaTec Resources, Inc. (incorporated by reference as Exhibit 10.47 to the Company's Fiscal Year 1993 Annual
                        Report on Form 10-K).
          10.45      -- Cumulative Convertible Exchangeable Preferred Stock Purchase
                        Agreement dated as of July 22, 1991, by and among CRSS Inc. and NaTec
                        Resources, Inc. (incorporated by reference as Exhibit 10.36 to the
                        Company's Fiscal Year 1991 Annual Report on Form 10-K).
          10.46      -- First Amendment to Cumulative Convertible Exchangeable Preferred
                        Stock Purchase Agreement dated as of July 22, 1991, by and among CRSS
                        Inc. and NaTec Resources, Inc (incorporated by reference as Exhibit
                        10.44 to the Company's Fiscal Year 1992 Annual Report on Form 10-K).
          10.47      -- Second Amendment to Cumulative Convertible Exchangeable Preferred
                        Stock Purchase Agreement dated as of July 22, 1991, by and among CRSS
                        Inc. and NaTec Resources, Inc. (incorporated by reference as Exhibit
                        10.50 to the Company's Fiscal Year 1993 Annual Report on Form 10-K).

          10.48      -- Third Amendment to Cumulative Convertible Exchangeable Preferred
                        Stock Purchase Agreement dated as of July 22, 1991, by and among CRSS
                        Inc. and NaTec Resources, Inc. (incorporated by reference as Exhibit
                        10.51 to the Company's Fiscal Year 1993 Annual Report on Form 10-K).
          10.49      -- Cumulative Convertible Exchangeable Preferred Stock Purchase
                        Agreement dated as of September 1, 1991, by and among CRSS Inc. and
                        NaTec Resources Inc. (incorporated by reference as Exhibit 10.37 to the Company's Fiscal Year 1991 Annual Report on Form 10-K).
          10.50      -- First Amendment to Cumulative Convertible Exchangeable Preferred
                        Stock Purchase Agreement dated as of September 1, 1991, by and among
                        CRSS Inc. and NaTec Resources Inc (incorporated by reference as
                        Exhibit 10.46 to the Company's Fiscal Year 1992 Annual Report on Form
                        10-K).
          10.51      -- Second Amendment to Cumulative Convertible Exchangeable Preferred
                        Stock Purchase Agreement dated as of September 1, 1991, by and among
                        CRSS Inc. and NaTec Resources Inc. (incorporated by reference as
                        Exhibit 10.55 to the Company's Fiscal Year 1993 Annual Report on Form
                        10-K).
          10.52      -- Third Amendment to Cumulative Convertible Exchangeable Preferred
                        Stock Purchase Agreement dated as of September 1, 1991, by and among
                        CRSS Inc. and NaTec Resources Inc (incorporated by reference as
                        Exhibit 10.55 to the Company's Fiscal Year 1993 Annual Report on Form
                        10-K).
          10.53      -- Stock Purchase Agreement dated as of August 28, 1991, by and among
                        CRSS Inc., and Global Capital Group, Inc. and Lawrence Insurance
                        Group, Inc., and United Republic Reinsurance Company (incorporated by reference as Exhibit (c)(i) to the Company's Current Report on Form
                        8-K dated January 29, 1992).
          10.54      -- Amendment to Stock Purchase Agreement dated as of August 28, 1991, by and among CRSS Inc., and Global Capital Group, Inc. and Lawrence
                        Insurance Group, Inc., and United Republic Reinsurance Company
                        (incorporated by reference as Exhibit (c)(ii) to the Company's
                        Current Report on Form 8-K dated January 29, 1992).
          10.55      -- Purchase Agreement by and among Hellmuth, Obata and Kassabaum, Inc.
                        and CRSS Inc., and CRSS Services, Inc., dated July 21, 1994
                        (incorporated by reference as Exhibit 10.1 to the Company's Form 8-K dated July 21, 1994).
          10.56      -- Purchase Agreement by and between Jacobs Engineering Group Inc. and
                        CRSS Inc., dated July 29, 1994 (incorporated by reference as Exhibit
                        10.1 to the Company's Form 8-K dated July 21, 1994).
         *21.1       -- List of significant subsidiaries of the registrant.
         *27.1       -- Financial data schedules.

- - ---------------

* Filed with this report.

     (b) Reports on Form 8-K Filed in the Fourth Quarter of Fiscal Year 1994:

        None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, CRSS Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CRSS Inc.
                                            (Registrant)

Date: September 2, 1994

                                            By     /s/  BRUCE W. WILKINSON
                                               ------------------------------
                                                     (Bruce W. Wilkinson)
                                                President and Chief Executive
                                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                  SIGNATURE                                TITLE                         DATE
                  ---------                                -----                         ----
            /s/  BRUCE W. WILKINSON             Chairman of the Board, Chief      September 2, 1994
- - --------------------------------------------      Executive Officer and
                (Bruce W. Wilkinson)              Director (Principal
                                                  Executive Officer)


           /s/  THOMAS A. BULLOCK               Director                          September 2, 1994
- - --------------------------------------------
               (Thomas A. Bullock)

           /s/  JOE C. DENMAN, JR.              Director                          September 2, 1994
- - --------------------------------------------
               (Joe C. Denman, Jr.)

             /s/  MIKE A. MYERS                 Director                          September 2, 1994
- - --------------------------------------------
               (Mike A. Myers)

          /s/  C. HERBERT PASEUR                Director                          September 2, 1994
- - --------------------------------------------
              (C. Herbert Paseur)

            /s/  JOHN M. SEIDL                  Director                          September 2, 1994
- - --------------------------------------------
               (John M. Seidl)

            /s/  BEN R. STUART                  Director                          September 2, 1994
- - --------------------------------------------
                (Ben R. Stuart)

           /s/  LARRY E. TEMPLE                 Director                          September 2, 1994
- - --------------------------------------------
              (Larry E. Temple)

         /s/  WILLIAM J. GARDINER               Senior Vice President/Chief       September 2, 1994
 --------------------------------------------      Financial Officer and
             (William J. Gardiner)                 Treasurer (Principal
                                                   Financial and Accounting
                                                   Officer)
