Form 10-Q
period 1994-09-30
CRSS INC
filed 1994-11-10
CIK 25941

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-Q


(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1994

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
                                                    Yes  X   No
                                                        ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


   Class of Common Stock                     Outstanding at November 7, 1994
- -----------------------------               ----------------------------------
       $1 Par Value                                     13,034,092

                           CRSS INC. AND SUBSIDIARIES

                                   FORM 10-Q

                               SEPTEMBER 30, 1994


                                     INDEX

                                                                                  PAGE NUMBER
                                                                                  -----------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         CRSS Inc.

         Consolidated Balance Sheet-
           September 30, 1994 and June 30, 1994  . . . . . . . . . . . . . . . . .      1

         Consolidated Statement of Operations-Three
           Months Ended September 30, 1994 and 1993 . . . . . . . . . .  . . . . .      2

         Consolidated Statement of Cash Flows-Three Months Ended
           September 30, 1994 and 1993 . . . . . . . . . . . . . . . . . . . . . .      3

         Equity Investment Partnerships of CRSS Inc.

         Combined Balance Sheet-
           September 30, 1994 and June 30, 1994  . . . . . . . . . . . . . . . . .      4

         Combined Statement of Operations-Three
           Months Ended September 30, 1994 and 1993 . . . . . . . . . .  . . . . .      5

         Combined Statement of Cash Flows-Three Months Ended
           September 30, 1994 and 1993 . . . . . . . . . . . . . . . . . . . . . .      6

         Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . .      7

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations . . . . . . . . . . . . .      8

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . . . . .     12

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . .     12

PART I.   FINANCIAL INFORMATION
    ITEM I.  FINANCIAL STATEMENTS

                                   CRSS INC.
                           CONSOLIDATED BALANCE SHEET

                                                                      September 30,        June 30,
(DOLLARS IN THOUSANDS)                                                    1994               1994
                                                                          ----               ----
                                                                       (unaudited)
Assets
Current assets:
      Cash and cash equivalents                                          $ 18,283         $   2,229
      Accounts receivable                                                   4,925             4,664
      Deferred income taxes                                                 1,959             1,959
      Other current assets                                                  6,032             5,546
      Net current assets from discontinued operations                       7,152            36,621
                                                                         --------         ---------
           Total current assets                                            38,351            51,019
Property, plant and equipment, net                                         77,218            78,043
Net noncurrent assets from discontinued operations                          7,326             7,326
Other assets:
      Equity investment in partnerships                                    65,070            61,538
      Other noncurrent assets                                              12,840            12,746
                                                                         --------         ---------
                                                                           77,910            74,284
                                                                         --------         ---------
                                                                         $200,805         $ 210,672
                                                                         ========         =========
Liabilities and Shareholders' Equity
Current liabilities:
      Accounts payable                                                   $    649         $     946
      Current portion of long-term obligations                              3,113             3,096
      Other current liabilities                                             8,022             9,510
                                                                         --------         ---------
           Total current liabilities                                       11,784            13,552
Non-recourse project financing                                             60,335            60,937
Other long-term obligations                                                 7,856             7,845
Deferred income taxes                                                      40,726            40,452
Shareholders' equity:
Preferred stock, no par value, 2,000,000 shares authorized
   but unissued                                                               -                -
Common stock, $1.00 par value, 50,000,000 shares
    authorized; issued September 30, 1994 - 16,558,000 shares
    and June 30, 1994 - 16,492,000                                         16,558            16,492
Additional paid-in capital                                                 69,767            69,253
Retained earnings                                                          20,811            29,184
                                                                         --------         ---------
                                                                          107,136           114,929

Treasury stock, at cost, 3,574,000 shares at
   September 30, 1994 and June 30, 1994                                   (26,953)          (26,946)
Other                                                                         (79)              (97)
                                                                         --------         ---------
                                                                           80,104            87,886
                                                                         --------         ---------
                                                                         $200,805         $ 210,672
                                                                         ========         =========

See Notes to Unaudited Consolidated and Combined Financial Statements

                                   CRSS INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                                   Three Months Ended
                                                                      September 30,
                                                                      -------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                    1994         1993
                                                                    ----         ----
Revenues:
Electricity and steam sales                                       $  6,301    $  6,493
Operations and administrative service fees                             809         895
Other revenues                                                          27          25
                                                                  --------    --------
                                                                     7,137       7,413
Costs and expenses:
   Plant operations                                                  5,523       4,768
   General and administrative                                        2,483       1,575
   Marketing and project development                                   366         435
                                                                  --------    --------
                                                                     8,372       6,778
Equity income in partnerships                                        4,084       2,954
                                                                  --------    --------
Operating income from continuing operations                          2,849       3,589

Other income (expense):
   Non-operating income                                                265         183
   Interest expense                                                 (1,797)     (1,889)
   Minority interest in earnings                                       -          (189)
                                                                  --------    --------
                                                                    (1,532)     (1,895)
                                                                  --------    --------
Earnings from continuing operations before income tax                1,317       1,694
Income tax expense                                                     579         729
                                                                  --------    --------
Earnings from continuing operations                                    738         965
Earnings (loss) from discontinued operations, net of income tax benefit of $3,277 and expense of $148 for the three months
   ended September 30, 1994 and 1993, respectively                  (8,723)         65
                                                                  --------    --------
Net earnings (loss)                                               $ (7,985)   $  1,030
                                                                  ========    ========
Primary and fully diluted earnings (loss) per common share:
   Earnings from continuing operations                            $   0.06    $   0.07
   Net earnings (loss)                                            $  (0.61)   $   0.08
                                                                  ========    ========
Weighted average common shares outstanding                          13,190      12,958
                                                                  ========    ========
Dividends per common share                                        $   0.03    $   0.03
                                                                  ========    ========

See Notes to Unaudited Consolidated and Combined Financial Statements.

                                   CRSS INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                               Three Months Ended
                                                                                  September 30,
                                                                                  -------------
(DOLLARS IN THOUSANDS)                                                       1994              1993
                                                                             ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Earnings from continuing operations                                       $     738         $     965

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
  Deferred income taxes                                                         274               729
  Depreciation and amortization                                                 833               823
  Equity income in partnerships                                              (4,084)           (2,954)
  (Increase) decrease in receivables                                           (261)              345
  (Increase) decrease in other current assets                                  (486)            1,196
  Increase (decrease) in accounts payable and other current
    liabilities                                                              (1,612)            2,146
  Distributions from partnerships                                               554             1,225
  Payments to discontinued operations                                       (17,519)           (1,899)
  Other operating activities                                                   (102)               64
                                                                          ---------         ---------
  Net cash provided by (used in) operating activities                       (21,665)            2,640

CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in investments in affiliates                                         -             (30,000)
  Payments from discontinued operations                                         -                 191
  Proceeds from sale of discontinued operations                              38,265               -
                                                                          ---------         ---------
  Net cash provided by (used in) investing activities                        38,265           (29,809)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term obligations                                            (566)             (516)
  Proceeds from exercise of stock options                                       409                45
  Contributions from minority interest                                          -               5,700
  Dividends paid on common stock                                               (389)             (382)
                                                                          ---------         ---------
  Net cash provided by (used in) financing activities                          (546)            4,847
                                                                          ---------         ---------

Net increase (decrease) in cash and cash equivalents                         16,054           (22,322)
Cash and cash equivalents at beginning of period                              2,229            28,220
                                                                          ---------         ---------
Cash and cash equivalents at end of period                                $  18,283         $   5,898
                                                                          =========         =========


See Notes to Unaudited Consolidated and Combined Financial Statements.

                  EQUITY INVESTMENT PARTNERSHIPS OF CRSS INC.
                             COMBINED BALANCE SHEET

                                                                       September 30,      June 30,
(DOLLARS IN THOUSANDS)                                                     1994             1994
                                                                           -----            ----
                                                                       (unaudited)
Assets
Current assets:
      Cash and cash equivalents                                         $  51,180        $  51,304
      Accounts receivable                                                  17,831           18,272
      Accounts receivable from affiliates                                   2,672            2,735
      Prepaid expenses and other assets                                     2,927            2,874
                                                                        ---------        ---------
           Total current assets                                            74,610           75,185
Restricted cash                                                            53,332           47,392
Property, plant and equipment, net                                        484,211          488,525
Power purchase agreement, net                                              58,576           60,030
Other noncurrent assets                                                       996            1,014
                                                                        ---------        ---------
                                                                        $ 671,725        $ 672,146
                                                                        =========        =========
Liabilities and Partners' Capital
Current liabilities:
      Accounts payable                                                  $     564        $      72
      Accounts and notes payable to affiliates                              5,672            5,699
      Current portion of long-term obligations                             28,040           27,626
      Operations and maintenance reserves                                   4,547            4,508
      Other current liabilities                                            11,825           15,202
                                                                        ---------        ---------
           Total current liabilities                                       50,648           53,107
Non-recourse project financing                                            453,435          460,989
Other long-term obligations                                                37,129           34,661
Partners' capital                                                         130,513          123,389
                                                                        ---------        ---------
                                                                        $ 671,725        $ 672,146
                                                                        =========        =========

Supplemental information:
Partners' capital                                                       $ 130,513        $ 123,389
Attributable to other partners                                            (65,443)         (61,851)
                                                                        ---------        ---------
CRSS' equity investment in partnerships                                 $  65,070        $  61,538
                                                                        =========        =========

See Notes to Unaudited Consolidated and Combined Financial Statements

                  EQUITY INVESTMENT PARTNERSHIPS OF CRSS INC.
                        COMBINED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                                Three Months Ended
                                                                   September 30,
                                                                   -------------
(DOLLARS IN THOUSANDS)                                          1994          1993
                                                                ----          ----
Electricity and steam sales                                   $ 44,203      $ 45,072

Costs and expenses
   Plant operations                                             23,503        26,254
   General and administrative                                    1,302         1,129
                                                              --------      --------
                                                                24,805        27,383
                                                              --------      --------
Operating income                                                19,398        17,689
Interest expense                                               (11,153)      (11,777)
                                                              --------      --------
Net earnings                                                  $  8,245      $  5,912
                                                              ========      ========
Supplemental information:
Net earnings                                                  $  8,245      $  5,912
Attributable to other partners                                  (4,161)       (2,958)
                                                              --------      --------
CRSS' equity income in partnerships                           $  4,084      $  2,954
                                                              ========      ========



See Notes to Unaudited Consolidated and Combined Financial Statements.

                  EQUITY INVESTMENT PARTNERSHIPS OF CRSS INC.
                        COMBINED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                            Three Months Ended
                                                                               September 30,
                                                                               -------------
(DOLLARS IN THOUSANDS)                                                     1994              1993
                                                                           ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                              $ 8,245          $ 5,912

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
  Depreciation and amortization                                             7,300            6,953
  Decrease in receivables                                                     504            4,061
  Increase in prepaid expenses and other assets                               (35)          (1,012)
  Increase (decrease) in accounts payable and other current
         liabilities                                                       (2,878)           6,968
                                                                          -------          -------
    Net cash provided by operating activities                              13,136           22,882

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions property, plant and equipment                                  (1,532)          (3,522)
  Increase in restricted cash                                              (5,940)            (457)
                                                                          -------          -------
  Net cash used in investing activities                                    (7,472)          (3,979)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on non-recourse project financing                               (7,140)         (32,753)
  Proceeds from non-recourse project financing                                 -             1,870
  Increase (decrease) in other long-term obligations                        2,468             (872)
  Contributions from partners                                                  -            30,000
  Distributions to partners                                                (1,116)          (2,449)
                                                                          -------          -------
  Net cash used in financing activities                                    (5,788)          (4,204)
                                                                          -------          -------

Net increase (decrease) in cash and cash equivalents                         (124)          14,699
Cash and cash equivalents at beginning of period                           51,304           11,926
                                                                          -------          -------
Cash and cash equivalents at end of period                                $51,180          $26,625
                                                                          =======          =======



See Notes to Unaudited Consolidated and Combined Financial Statements.

                                   CRSS INC.
            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1.  BASIS OF PRESENTATION

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

In the opinion of management, the accompanying unaudited Consolidated and Combined Financial Statements contain all adjustments necessary to present fairly the respective financial positions of the Company and the Partnerships as of September 30, 1994, the results of operations and cash flows for the three months ended September 30, 1994 and 1993. All adjustments are of a normal recurring nature. These unaudited Consolidated and Combined Financial Statements should be read in conjunction with the audited Consolidated and Combined Financial Statements included in the June 30, 1994 Annual Report to Shareholders. The results of operations for the three months ended September 30, 1994 are not necessarily indicative of the results to be expected for the full fiscal year. Certain amounts in the prior period Consolidated Financial Statements have been reclassified to conform to the current year presentation.


NOTE 2.       DISCONTINUED OPERATIONS

As of June 30, 1994, the design, engineering and construction management segment was reflected as discontinued operations in conjunction with the Company's plan to dispose of this business.

On July 21, 1994, the Company sold CRSS Architects, Inc. to Hellmuth, Obata & Kassabaum, Inc. ("HOK"). Total consideration amounted to $6.8 million, consisting of $4.8 million in cash at closing and a $2.0 million sharing of future net cash distributions from the Peace Shield project, of which $0.4 million was received during the three months ended September 30, 1994.

On July 29, 1994, the Company sold its engineering and construction management operations, consisting primarily of CRSS Constructors, Inc. and certain assets and liabilities of CRS Sirrine Engineers, Inc. to Jacobs Engineering Group, Inc. ("Jacobs"). Total consideration paid by Jacobs was $33.5 million in cash, representing $14.0 million over the aggregate book value at June 30, 1994 of the business acquired. An additional purchase price adjustment for an increase in the aggregate book value of the businesses acquired between June 30, 1994 and the closing date of July 29, 1994 has not yet been finalized.

Net assets from discontinued operations at September 30, 1994 consists primarily of the assets and liabilities of the retained power plant contracts, NaTec's investment in the White River Nahcolite Minerals joint venture, deferred taxes, legal claims reserves and accrued discontinuance costs.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

GENERAL
Electricity sales, steam sales and plant operations expense included in the Company's Consolidated Statement of Operations consist of the revenues and costs associated with the three Viking cogeneration facilities. These projects are wholly-owned by CRSS Capital. Equity income in partnerships includes CRSS Capital's interest in cogeneration facilities that are less than majority-owned and are accounted for using the equity method. These partnerships include the Hopewell, Naheola, Westwood, and Appomattox facilities. Operations and administrative service fees arise from management services provided by CRSS Capital to each project in which it maintains an ownership interest. Costs associated with providing these services are included in general and administrative expense. In addition to the components discussed previously, costs and expenses included general and administrative overhead costs as well as expenses related to the Company's project development efforts.

CONTINUING OPERATIONS
Consolidated earnings from continuing operations for the three months ended September 30, 1994 were $0.7 million, or $0.06 per share, compared to $1.0 million, or $0.07 per share, for the three months ended September 30, 1993.

Total revenues for the three months ended September 30, 1994 of $7.1 million were 4 percent lower than the corresponding period of the prior year. The decrease was primarily due to a scheduled maintenance outage during September at one of the Viking projects.

An increase in current year wood fuel costs resulted in an increase in plant operations costs of $0.7 million for the first quarter of fiscal year 1995 as compared to the first quarter of fiscal year 1994. Difficulties in procuring adequate wood supplies have resulted in higher wood fuel prices in the current year.

General and administrative expenses for the first quarter ended September 30, 1994 of $2.5 million, were $0.9 million higher than the prior year amount of $1.6 million. The increase is due to the prior year amount including expense reimbursements of $1.6 million related to a developmental project. Excluding the effect of this reimbursement, general and administrative expenses for the three months ended September 30, 1994 would have been lower than the prior year. Marketing and project development costs of $0.4 million for the three months ended September 30, 1994 were consistent with the prior year.

Non-operating income for the three months ended September 30, 1994 was $0.3 million compared to $0.2 million for the three months ended September 30, 1993. The increase is due to higher cash balances available for investment in addition to higher rates of interest during the current year. Interest expense, which is primarily related to the long-term non-recourse debt used to finance the Viking cogeneration facilities, was $0.1 million lower for the quarter ended September 30, 1994 as compared to the first quarter of fiscal year 1994. The decrease is due to reductions in the outstanding principal balances on the non-recourse debt.

Minority interest in earnings of $0.2 million for the three months ended September 30, 1993 represents the minority interest in CRSS Capital previously owned by Paribas North America, Inc. ("Paribas"). The Company (via redemption by CRSS Capital) repurchased all of the common stock of CRSS Capital owned by Paribas on January 31, 1994 resulting in CRSS Capital becoming wholly-owned by the Company.

EQUITY INCOME IN PARTNERSHIPS
Equity income in partnerships reflects CRSS Capital's 50 percent interest in the Hopewell, Naheola, and Appomattox power and cogeneration facilities and the
47.5 percent interest in the Westwood facility.

Equity income in affiliates increased from $3.0 million for the three months ended September 30, 1993 to $4.1 million for the three months ended September 30, 1994, an increase of $1.1 million, or 38 percent. The increase is primarily related to the Westwood project, which experienced an unscheduled outage during the first quarter of the prior fiscal year. Also contributing to the increase was higher results at the Hopewell cogeneration facility due to a retroactive fuel credit received in the current year.

The following represents a proforma condensed combining balance sheet and statement of operations of the Company assuming the less than majority-owned partnerships are combined with the Company (dollars in thousands):



                   Proforma Condensed Combining Balance Sheet
                            as of September 30, 1994

                                                                      Unconsolidated      Combined
                                                       CRSS Inc.         Projects        CRSS Inc.
                                                       --------          --------        ---------
Assets
Current assets                                          $ 38,351         $ 74,610         $112,961
Restricted cash                                                -           53,332           53,332
Property, plant and equipment, net                        77,218          484,211          561,429
Power purchase agreement, net                                  -           58,576           58,576
Equity investment in partnerships                         65,070                -                -
Other noncurrent assets                                   20,166              996           21,162
                                                        --------         --------         --------
                                                        $200,805         $671,725         $807,460
                                                        ========         ========         ========

Liabilities and Shareholders' Equity
Current liabilities                                     $ 11,784         $ 50,648         $ 62,432
Non-recourse project financing                            60,335          453,435          513,770
Other long-term obligations                                7,856           37,129           44,985
Deferred income taxes                                     40,726                -           40,726

Minority interest in partnerships                              -                -           65,443
Shareholders' equity                                      80,104          130,513           80,104
                                                        --------         --------         --------
                                                        $200,805         $671,725         $807,460
                                                        ========         ========         ========

                     Proforma Condensed Combining Statement
                                 of Operations
                 For the Three Months Ended September 30, 1994

                                                                      Unconsolidated       Combined
                                                        CRSS Inc.        Projects          CRSS Inc.
                                                        ---------        --------          ---------
Revenues                                                 $ 7,137          $ 44,203          $ 51,340
Costs and expenses                                         8,372            24,805            33,177
Equity income in partnerships                              4,084                -                  -
                                                         -------          --------          --------
Operating income from continuing operations                2,849            19,398            18,163
Other income (expense), net                               (1,532)          (11,153)          (12,685)
Minority interest in earnings of partnerships                  -                -             (4,161)
                                                         -------          --------          --------
Earnings from continuing operations
     before income tax                                     1,317             8,245             1,317
Income tax expense                                           579                -                579
                                                         -------          --------          --------
Earnings from continuing operations                      $   738          $  8,245          $    738
                                                         =======          ========          ========



DISCONTINUED OPERATIONS
Earnings from discontinued operations for the three months ended September 30, 1993 reflect the operating results of the design, engineering and construction management segment which was classified as discontinued operations as of June 30, 1994, in conjunction with the Company's plan to dispose of this business. As further discussed below under "Liquidity and Capital Resources", the Company sold its primary subsidiaries related to this business segment during the first quarter of fiscal year 1995. As part of the sale transactions, CRSS retained certain assets and liabilities, the majority of which relate to four power plant engineering, procurement, and construction contracts which were substantially complete or in the later stages of completion. Additionally, the Company agreed to indemnify the purchasers against certain legal claims.
During the three months ended September 30, 1994, the Company recorded an additional reserve of $9.5 million for the discontinued design, engineering and construction management segment related to changes in the estimates to complete these power plant contracts and for additional legal claims reserves.

The Company is continuing discussions with several parties for the disposition of its holdings in NaTec Resources, Inc. ("NaTec"), the discontinued acid rain/pollution control segment. Based on these discussions, the Company has increased its provision for the estimated loss on disposal of NaTec by an additional $2.5 million during the three months ended September 30, 1994.


CONSOLIDATED RESULTS
Consolidated net loss for the three months ended September 30, 1994, was $8.0 million or, $0.61 per share versus net earnings of $1.0 million, or $0.08 per share for the corresponding period of the prior year.


LIQUIDITY AND CAPITAL RESOURCES

Working capital at September 30, 1994, totalled $26.6 million, which included $18.2 million in cash and cash equivalents. As of June 30, 1994, working capital was $37.5 million, which included cash and cash equivalents of $2.2 million. The $16.0 million increase in cash and cash equivalents for the period from June 30, 1994 to September 30, 1994 is primarily due to the sale of the discontinued design, engineering and construction management segment as further discussed below.

On July 21, 1994, the Company sold CRSS Architects, Inc. to Hellmuth, Obata & Kassabaum, Inc. ("HOK"). Total consideration amounted to $6.8 million, consisting of $4.8 million in cash at closing and a $2.0 million sharing of future net cash distributions from the Peace Shield project, of which $0.4 million was received during the three months ended September 30, 1994.

On July 29, 1994, the Company sold its engineering and construction management operations, consisting primarily of CRSS Constructors, Inc. and certain assets and liabilities of CRS Sirrine Engineers, Inc., to Jacobs Engineering Group, Inc. ("Jacobs"). Total consideration paid by Jacobs was $33.5 million in cash, representing $14.0 million over the aggregate book value at June 30, 1994 of the business acquired. An additional purchase price adjustment for an increase in the aggregate book value of the businesses acquired between June 30, 1994 and the closing date of July 29, 1994 has not yet been finalized.

Cash payments related to the discontinued operations during the three months ended September 30, 1994 of $17.5 million consisted of working capital requirements of the businesses prior to the sale, severance and other employee related costs, legal fees and settlements, costs related to the retained power plant engineering, procurement, and construction contracts, and closing costs.

The Company maintains an unsecured revolving credit facility with four banks. The facility may be used to fund draws under outstanding letters of credit issued thereunder, which totalled $32.2 million at September 30, 1994, in addition to $5.0 million for general corporate purposes. The credit facility, which is available through December 30, 1994 is subject to certain restrictive covenants including, among others, liquidity ratio, tangible net worth, debt and cash flow ratios and limitations on capital investments.

The Company's non-recourse project financing represents long-term non-recourse debt related to the Viking projects. The notes provide for interest payments at 11.15 percent per annum due in quarterly installments of principal and interest through the year 2009. The Company has entered into negotiations with the lenders for the restructuring of the debt.

At September 30, 1994 cash totalling $0.4 million has been reserved for plant maintenance on the Viking projects in accordance with the terms of the non-recourse project financing. An additional $0.7 million is reserved for debt service.

Subsequent to September 30, 1994, the Company received a formal call notice on its interest in the Naheola partnership from its partner, James River Corporation, for fair value. The project, which includes a chemical recovery boiler and cogeneration assets located at James River's Naheola Mill in Pennington, Alabama, has been in operation since March 1993. The timing and the actual call price has not yet been determined, pending a formal update of the financial projections and operating assumptions remaining in the project, which runs through 2013.

Management believes that existing cash, cash flow from operations and existing credit facilities will be sufficient to meet the ongoing requirements of the operations of the Company. In addition, the above sources can be supplemented with other external sources of funds to meet additional cash requirements if necessary.

PART II. - OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders:

          The Company's annual meeting of shareholders was held in the Company's offices in Houston, Texas on Thursday, October 27, 1994. The following nominees were elected to serve as directors for the ensuing year:

                                                           Votes For                                  Votes Withheld
                                                           ---------                                  --------------
             Bruce W. Wilkinson                           10,753,826                                    608,679
             Thomas A. Bullock                            10,763,788                                    598,717
             C. Herbert Paseur                            10,767,199                                    595,306
             Mike A. Myers                                10,344,114                                  1,018,391
             John M. Seidl                                10,954,206                                    408,299
             Ben R. Stuart                                10,954,295                                    408,210
             Larry E. Temple                              10,955,739                                    406,766

          A proposal to adopt amendments to the Company's 1990 Long-Term Incentive Compensation Plan was also approved with 7,162,532 shares voted for, 3,707,664 shares voted against, and 492,309 shares withheld.

Item 6.   Exhibits and Reports on Form 8-K:

       (a)       Exhibits

                 27.1     Financial data schedule.

       (b)       Report on Form 8-K

                 None

                           CRSS INC. AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                CRSS Inc.
                                                ------------
                                                (Registrant)



Date     November  7, 1994                      /s/ Bruce W. Wilkinson
                                                -----------------------------
                                                Bruce W. Wilkinson
                                                Chief Executive Officer and
                                                Chairman of the Board



Date     November  7, 1994                      /s/ William J. Gardiner
                                                -----------------------------
                                                William J. Gardiner
                                                Senior Vice President/Chief
                                                Financial Officer and
                                                Treasurer (Principal
                                                Financial and Accounting
                                                Officer)

                     EXHIBIT INDEX

     Exhibit No.

        27.1            Financial Data Schedule