Form 10-Q
period 1994-12-31
CRSS INC
filed 1995-02-08
CIK 25941

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1994

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

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
                                                         Yes  X  No
                                                             ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class of Common Stock                         Outstanding at February 7, 1995
- ---------------------                         -------------------------------
    $1 Par Value                                       12,786,912

                           CRSS INC. AND SUBSIDIARIES

                                   FORM 10-Q

                               DECEMBER 31, 1994

                                     INDEX


                                                                                                                  PAGE NUMBER
                                                                                                                  -----------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          CRSS Inc.

          Consolidated Balance Sheet-
            December 31, 1994 and June 30, 1994   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1

          Consolidated Statement of Operations-Three and
            Six Months Ended December 31, 1994 and 1993   . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2

          Consolidated Statement of Cash Flows-Three and Six
            Months Ended December 31, 1994 and 1993   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3

          Equity Investment Partnerships of CRSS Inc.

          Combined Balance Sheet-
            December 31, 1994 and June 30, 1994   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4

          Combined Statement of Operations-Three and
            Six Months Ended December 31, 1994 and 1993   . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5

          Combined Statement of Cash Flows-Three and Six
            Months Ended December 31, 1994 and 1993   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       6

          Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       7

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations   . . . . . . . . . . . . . . . . . . . . . . . . . . .       8

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      11

PART I.   FINANCIAL INFORMATION
 ITEM I.  FINANCIAL STATEMENTS

                                   CRSS INC.
                           CONSOLIDATED BALANCE SHEET

                                                                       December 31,       June 30,
(DOLLARS IN THOUSANDS)                                                    1994             1994
                                                                       ------------       --------
                                                                       (unaudited)
Assets
Current assets:
  Cash and cash equivalents                                              $ 16,201         $  2,229
  Accounts receivable                                                       5,326            4,664
  Deferred income taxes                                                     1,959            1,959
  Other current assets                                                      7,953            5,546
  Net current assets from discontinued operations                           9,797           36,621
                                                                         --------         --------
    Total current assets                                                   41,236           51,019
Property, plant and equipment, net                                         76,426           78,043
Net noncurrent assets from discontinued operations                          7,326            7,326
Other assets:
  Equity investment in partnerships                                        60,231           61,538
  Other noncurrent assets                                                  12,800           12,746
                                                                         --------         --------
                                                                           73,031           74,284
                                                                         --------         --------
                                                                         $198,019         $210,672
                                                                         ========         ========
Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable                                                       $    972         $    946
  Current portion of long-term obligations                                  3,153            3,096
  Other current liabilities                                                 5,943            9,510
                                                                         --------         --------
    Total current liabilities                                              10,068           13,552
Non-recourse project financing                                             59,715           60,937
Other long-term obligations                                                 7,956            7,845
Deferred income taxes                                                      41,558           40,452
Shareholders' equity:
Preferred stock, no par value, 2,000,000 shares authorized
  but unissued                                                                  -                -
Common stock, $l.00 par value, 50,000,000 shares
  authorized; issued December 31, 1994 - 16,609,000 shares
  and June 30, 1994 - 16,492,000                                           16,609           16,492
Additional paid-in capital                                                 70,234           69,253
Retained earnings                                                          21,779           29,184
                                                                         --------         --------
                                                                          108,622          114,929
Treasury stock, at cost, 3,841,000 shares at
   December 31, 1994 and 3,574,000 shares at June 30, 1994                (29,840)         (26,946)
Other                                                                         (60)             (97)
                                                                         --------         --------
                                                                           78,722           87,886
                                                                         --------         --------
                                                                         $198,019         $210,672
                                                                         ========         ========

See Notes to Unaudited Consolidated and Combined Financial Statements

                                   CRSS INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                                              Three Months Ended          Six Months Ended
                                                                                  December 31,               December 31,
                                                                             ----------------------      --------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                               1994          1993         1994         1993
                                                                             --------      --------      -------      -------
Revenues:
Electricity and steam sales                                                  $  6,485      $  6,274      $12,786      $12,767
Operations and administrative service fees                                        867         1,221        1,676        2,116
Other revenues                                                                     25            26           52           51
                                                                             --------      --------      -------      -------
                                                                                7,377         7,521       14,514       14,934

Costs and expenses:
  Plant operations                                                              5,651         5,739       11,174       10,507
  General and administrative                                                    2,495         2,598        4,978        4,173
  Marketing and project development                                               632           847          998        1,282
                                                                             --------      --------      -------      -------
                                                                                8,778         9,184       17,150       15,962

Equity income in partnerships                                                   5,371         4,632        9,455        7,586
                                                                             --------      --------      -------      -------

Operating income from continuing operations                                     3,970         2,969        6,819        6,558

Other income (expense):
  Non-operating income                                                            216             7          481          190
  Interest expense                                                             (1,760)       (1,881)      (3,557)      (3,770)
  Minority interest in earnings                                                     -          (279)           -         (468)
                                                                             --------      --------      -------      -------
                                                                               (1,544)       (2,153)      (3,076)      (4,048)
                                                                             --------      --------      -------      -------

Earnings from continuing operations before income tax                           2,426           816        3,743        2,510
Income tax expense                                                              1,068           351        1,647        1,080
                                                                             --------      --------      -------      -------
Earnings from continuing operations                                             1,358           465        2,096        1,430

Earnings (loss) from discontinued operations, net of
  income tax benefit of $3,277 for the six months ended
  December 31, 1994 and expense of $658 and $806
  for the three and six months ended December 31, 1993,
  respectively                                                                      -           719       (8,723)         784
                                                                             --------      --------      -------      -------

Net earnings (loss)                                                          $  1,358      $  1,184      $(6,627)     $ 2,214
                                                                             ========      ========      =======      =======
Primary and fully diluted earnings (loss) per common share:
  Earnings from continuing operations                                        $   0.10      $   0.04      $  0.16      $  0.11
  Net earnings (loss)                                                        $   0.10      $   0.09      $ (0.50)     $  0.17
                                                                             ========      ========      =======      =======
Weighted average common shares outstanding                                     13,094        13,013       13,142       13,010
                                                                             ========      ========      =======      =======
Dividends per common share                                                   $   0.03      $   0.03      $  0.03      $  0.03
                                                                             ========      ========      =======      =======

See Notes to Unaudited Consolidated and Combined Financial Statements.

                                   CRSS INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                             Six Months Ended
                                                                                December 31,
                                                                         --------------------------
(DOLLARS IN THOUSANDS)                                                     1994              1993
                                                                         ---------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Earnings from continuing operations                                      $   2,167         $  1,430

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
  Deferred income taxes                                                      1,149            2,451
  Depreciation and amortization                                              1,667            1,646
  Equity income in partnerships                                             (9,487)          (7,586)
  Increase in receivables                                                     (662)            (351)
  Increase in other current assets                                          (2,394)          (1,752)
  Decrease in accounts payable and other current
    liabilities                                                             (3,261)            (452)
  Distributions from partnerships                                           10,762            3,244
  Payments to discontinued operations                                      (23,954)          (3,722)
  Other operating activities                                                    87               99
                                                                         ---------         --------
  Net cash used in operating activities                                    (23,926)          (4,993)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in investments in affiliates                                          -          (30,000)
  Payments from discontinued operations                                          -              338
  Proceeds from sale of discontinued operations                             41,983                -
                                                                         ---------         --------
  Net cash provided by (used in) investing activities                       41,983          (29,662)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term obligations                                         (1,145)          (1,046)
  Proceeds from short-term borrowings                                            -            9,500
  Proceeds from exercise of stock options                                      725              111
  Purchase of treasury shares                                               (2,885)               -
  Contributions from minority interest                                           -            5,700
  Dividends paid on common stock                                              (780)            (764)
                                                                         ---------         --------
  Net cash provided by (used in) financing activities                       (4,085)          13,501
                                                                         ---------         --------

Net increase (decrease) in cash and cash equivalents                        13,972          (21,154)
Cash and cash equivalents at beginning of period                             2,229           28,220
                                                                         ---------         --------
Cash and cash equivalents at end of period                               $  16,201         $  7,066
                                                                         =========         ========


See Notes to Unaudited Consolidated and Combined Financial Statements.

                  EQUITY INVESTMENT PARTNERSHIPS OF CRSS INC.
                             COMBINED BALANCE SHEET

                                                                       December 31,       June 30,
(DOLLARS IN THOUSANDS)                                                    1994              1994
                                                                       ------------       ---------
                                                                       (unaudited)
Assets
Current assets:
  Cash and cash equivalents                                             $  35,171         $  51,304
  Accounts receivable                                                      16,774            18,272
  Accounts receivable from affiliates                                       2,672             2,735
  Prepaid expenses and other assets                                         2,650             2,874
                                                                        ---------         ---------
    Total current assets                                                   57,267            75,185
Restricted cash                                                            57,823            47,392
Property, plant and equipment, net                                        483,006           488,525
Power purchase agreement, net                                              57,122            60,030
Other noncurrent assets                                                       978             1,014
                                                                        ---------         ---------
                                                                        $ 656,196         $ 672,146
                                                                        =========         =========
Liabilities and Partners' Capital
Current liabilities:
  Accounts payable                                                      $   1,040         $      72
  Accounts and notes payable to affiliates                                  5,639             5,699
  Current portion of long-term obligations                                 28,455            27,626
  Operations and maintenance reserves                                       3,686             4,508
  Other current liabilities                                                12,261            15,202
                                                                        ---------         ---------
    Total current liabilities                                              51,081            53,107
Non-recourse project financing                                            444,052           460,989
Other long-term obligations                                                40,218            34,661
Partners' capital                                                         120,845           123,389
                                                                        ---------         ---------
                                                                        $ 656,196         $ 672,146
                                                                        =========         =========
Supplemental information:
Partners' capital                                                       $ 120,845         $ 123,389
Attributable to other partners                                            (60,614)          (61,851)
                                                                        ---------         ---------
CRSS' equity investment in partnerships                                 $  60,231         $  61,538
                                                                        =========         =========

See Notes to Unaudited Consolidated and Combined Financial Statements

                  EQUITY INVESTMENT PARTNERSHIPS OF CRSS INC.
                        COMBINED STATEMENT OF OPERATIONS
                                  (UNAUDITED)


                                                                         Three Months Ended           Six Months Ended
                                                                            December 31,                 December 31,
                                                                      -----------------------      ----------------------
(DOLLARS IN THOUSANDS)                                                  1994           1993          1994          1993
                                                                      --------       --------      --------      --------
Revenues:
Electricity and steam sales                                           $ 45,087       $ 45,158      $ 89,290      $ 89,928

Costs and expenses:
  Plant operations                                                      22,255         21,400        45,758        47,451
  General and administrative                                             1,409          2,977         2,711         4,105
                                                                      --------       --------      --------      --------
                                                                        23,664         24,377        48,469        51,556
                                                                      --------       --------      --------      --------
Operating income                                                        21,423         20,781        40,821        38,372

Interest expense                                                       (10,653)       (11,359)      (21,806)      (23,136)
                                                                      --------       --------      --------      --------

Net earnings                                                          $ 10,770       $  9,422      $ 19,015      $ 15,236
                                                                      ========       ========      ========      ========
Supplemental information:
Net earnings                                                          $ 10,770       $  9,422      $ 19,015      $ 15,236
Attributable to other partners                                          (5,399)        (4,790)       (9,560)       (7,650)
                                                                      --------       --------      --------      --------
CRSS' equity income in partnerships                                   $  5,371       $  4,632      $  9,455      $  7,586
                                                                      ========       ========      ========      ========

See Notes to Unaudited Consolidated and Combined Financial Statements.

                  EQUITY INVESTMENT PARTNERSHIPS OF CRSS INC.
                        COMBINED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                             Six Months Ended
                                                                               December 31,
                                                                         ------------------------
(DOLLARS IN THOUSANDS)                                                     1994            1993
                                                                         --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                             $ 19,015        $ 15,236

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
  Depreciation and amortization                                            14,796          13,926
  Loss on replacement of equipment                                              -             189
  Decrease in receivables                                                   1,561           7,450
  (Increase) decrease in prepaid expenses and other assets                    225          (1,324)
  Increase (decrease) in accounts payable and other current
    liabilities                                                            (1,056)          4,438
                                                                         --------        --------
  Net cash provided by operating activities                                34,541          39,915

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment                               (6,332)         (8,156)
  Increase in restricted cash                                             (10,431)         (6,103)
                                                                         --------        --------
  Net cash used in investing activities                                   (16,763)        (14,259)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on non-recourse project financing                              (16,107)        (37,232)
  Proceeds from non-recourse project financing                                  -           3,220
  Increase in other long-term obligations                                   3,757           5,773
  Contributions from partners                                                   -          30,000
  Distributions to partners                                               (21,561)         (6,487)
                                                                         --------        --------
  Net cash used in financing activities                                   (33,911)         (4,726)
                                                                         --------        --------

Net increase (decrease) in cash and cash equivalents                      (16,133)         20,930
Cash and cash equivalents at beginning of period                           51,304          11,144
                                                                         --------        --------
Cash and cash equivalents at end of period                               $ 35,171        $ 32,074
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

In the opinion of management, the accompanying unaudited Consolidated and Combined Financial Statements contain all adjustments necessary to present fairly the respective financial positions of the Company and the Partnerships as of December 31, 1994, the results of operations for the three and six months ended December 31, 1994 and 1993 and cash flows for the six months ended December 31, 1994 and 1993. All adjustments are of a normal recurring nature. These unaudited Consolidated and Combined Financial Statements should be read in conjunction with the audited Consolidated and Combined Financial Statements included in the June 30, 1994 Annual Report to Shareholders. The results of operations for the three and six months ended December 31, 1994 are not necessarily indicative of the results to be expected for the full fiscal year. Certain amounts in the prior period Consolidated Financial Statements have been reclassified to conform to the current year presentation.


NOTE 2.  DISCONTINUED OPERATIONS

As of June 30, 1994, the design, engineering and construction management segment was reflected as discontinued operations in conjunction with the Company's plan to dispose of this business.

On July 21, 1994, the Company sold CRSS Architects, Inc. to Hellmuth, Obata & Kassabaum, Inc. ("HOK"). Total consideration amounted to $6.8 million, consisting of $4.8 million in cash at closing and a $2.0 million sharing of future net cash distributions from the Peace Shield project, of which $0.6 million was received during the six months ended December 31, 1994.

On July 29, 1994, the Company sold its engineering and construction management operations, consisting primarily of CRSS Constructors, Inc. and certain assets and liabilities of CRS Sirrine Engineers, Inc. to Jacobs Engineering Group, Inc. ("Jacobs"). Total consideration paid by Jacobs was $33.5 million in cash, representing $14.0 million over the aggregate book value at June 30, 1994 of the business acquired. An additional purchase price adjustment for an increase in the aggregate book value of the businesses acquired between June 30, 1994 and the closing date of July 29, 1994 has not yet been finalized, however an additional $3.4 million was received from Jacobs during the three months ended December 31, 1994.

Net assets from discontinued operations at December 31, 1994 consists primarily of the assets and liabilities of the retained power plant contracts (primarily receivables and payables), cash of $7.9 million held by CRSS's captive insurance company net of claims reserves of $6.9 million, NaTec's investment in the White River Nahcolite Minerals joint venture, deferred taxes, legal claims reserves and accrued discontinuance costs.

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

CONTINUING OPERATIONS
Consolidated earnings from continuing operations for the three months ended December 31, 1994 were $1.4 million, or $0.10 per share, compared to $0.5 million, or $0.04 per share, for the three months ended December 31, 1993. For the six months ended December 31,1994, consolidated earnings from continuing operations were $2.1 million, or $0.16 per share, compared to $1.4 million, or $0.11 per share for the six months ended December 31,1993.

Total revenues for the three months ended December 31, 1994 of $7.4 million were consistent with the corresponding period of the prior year. For the six months ended December 31, 1994, total revenues were $14.5 million compared to $14.9 million for the six months ended December 31, 1993. The decrease was primarily attributable to lower operations and maintenance services provided by the Company to the Hopewell project during the current year.

Plant operations costs of $5.7 million for the three months ended December 31,1994 were consistent with prior year costs for the same period. Higher wood fuel prices during the first quarter of the year resulted in an increase in plant operations costs of $0.7 million for the six months ended December 31,1994 as compared to the six months ended December 31, 1993. The higher wood fuel prices were attributable to difficulties in procuring adequate wood supplies during the period.

General and administrative expenses for the quarter ended December 31, 1994 were consistent with the quarter ended December 31,1993. General and administrative expenses for the six months ended December 31, 1994 of $5.0 million, were $0.8 million higher than the prior year amount of $4.2 million. The increase is due to the prior year amount including expense reimbursements of $1.6 million related to a developmental project. Excluding the effect of this reimbursement, general and administrative expenses for the six months ended December 31, 1994 would have been lower than the prior year.

Marketing and project development costs for the three months ended December 31, 1994 were $0.6 million compared to $0.8 million for the three months ended December 31, 1993. For the six months ended December 31, 1994, marketing and project development costs were $1.0 million compared to $1.3 million for the corresponding period of the prior year. The decreases in current year costs are primarily due to expense reimbursements received related to a current developmental project.

Non-operating income increased $0.2 million and $0.3 million for the three and six months ended December 31,1994, respectively, as compared to the corresponding periods of the prior year. The increases are due to higher cash balances available for investment in addition to higher rates of interest during the current year. Interest expense, which is primarily related to the long-term non-recourse debt used to finance the Viking cogeneration facilities, was $0.1 million lower for the quarter ended December 31, 1994, and $0.2 million lower for the six months ended December 31, 1994 as compared to the prior year amounts. The decreases are due to reductions in the outstanding principal balances on the non-recourse debt.

Minority interest in earnings of $0.3 million and $0.5 million for the three and six months ended December 31, 1993, respectively, represents the minority interest in CRSS Capital previously owned by Paribas North America, Inc. ("Paribas"). The Company (via redemption by CRSS Capital) repurchased all of the common stock of CRSS Capital owned by Paribas on January 31, 1994 resulting in CRSS Capital becoming wholly-owned by the Company.

EQUITY INCOME IN PARTNERSHIPS
Equity income in partnerships reflects CRSS Capital's 50 percent interest in the Hopewell, Naheola, and Appomattox power and cogeneration facilities and the
47.5 percent interest in the Westwood facility.

Equity income in partnerships increased from $4.6 million for the three months ended December 31, 1993 to $5.4 million for the three months ended December 31, 1994, an increase of $0.7 million, or 16 percent. The increase is primarily due to improved operating results at the Hopewell and Naheola facilities in addition to a retroactive rate adjustment at the Appomattox facility. Equity income in partnerships for the six months ended December 31, 1994 was $9.5 million compared to $7.6 million for the six months ended December 31, 1993, representing an increase of $1.9 million, or 25 percent. In addition to the items noted above, the increase for the six months ended December 31, 1994 is primarily related to the Westwood project, which experienced an unscheduled outage during the first quarter of the prior fiscal year.

DISCONTINUED OPERATIONS
Earnings from discontinued operations for the three and six months ended December 31, 1993 reflect the operating results of the design, engineering and construction management segment which was classified as discontinued operations as of June 30, 1994, in conjunction with the Company's plan to dispose of this business. As further discussed below under "Liquidity and Capital Resources", the Company sold its primary subsidiaries related to this business segment during the first quarter of fiscal year 1995. As part of the sale transactions, CRSS retained certain assets and liabilities, the majority of which relate to four power plant engineering, procurement, and construction contracts which were substantially complete or in the later stages of completion. Additionally, the Company agreed to indemnify the purchasers against certain legal claims. During the three months ended September 30, 1994, the Company recorded an additional reserve of $9.5 million for the discontinued design, engineering and construction management segment related to changes in the estimates to complete these power plant contracts and for additional legal claims reserves.

The Company is continuing discussions with several parties for the disposition of its holdings in NaTec Resources, Inc. ("NaTec"), the discontinued acid rain/pollution control segment. Based on these discussions, the Company increased its provision for the estimated loss on disposal of NaTec by an additional $2.5 million during the three months ended September 30, 1994.

CONSOLIDATED RESULTS
Consolidated net earnings for the three months ended December 31, 1994, was $1.4 million or, $0.10 per share versus net earnings of $1.2 million, or $0.09 per share for the corresponding period of the prior year. For the six months ended December 31, 1994, consolidated net loss was $6.7 million, or $0.50 per share versus net earnings of $2.2 million, or $0.17 per share for the six months ended December 31,1993.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at December 31, 1994, totalled $31.2 million, which included $16.2 million in cash and cash equivalents. As of June 30, 1994, working capital was $37.5 million, which included cash and cash equivalents of $2.2 million. The $14.0 million increase in cash and cash equivalents for the period from June 30, 1994 to December 31, 1994 is primarily due to the sale of the discontinued design, engineering and construction management segment, as further discussed below, and distributions from the equity investment partnerships of $10.7 million.

On July 21, 1994, the Company sold CRSS Architects, Inc. to Hellmuth, Obata & Kassabaum, Inc. ("HOK"). Total consideration amounted to $6.8 million, consisting of $4.8 million in cash at closing and a $2.0 million sharing of future net cash distributions from the Peace Shield project, of which $0.6 million was received during the six months ended December 31, 1994.

On July 29, 1994, the Company sold its engineering and construction management operations, consisting primarily of CRSS Constructors, Inc. and certain assets and liabilities of CRS Sirrine Engineers, Inc., to Jacobs Engineering Group, Inc. ("Jacobs"). Total consideration paid by Jacobs was $33.5 million in cash, representing $14.0 million over the aggregate book value at June 30, 1994 of the business acquired. An additional purchase price adjustment for an increase in the aggregate book value of the businesses acquired between June 30, 1994 and the closing date of July 29, 1994 has not yet been finalized, however an additional $3.4 million was received from Jacobs during the three months ended December 31, 1994.

Cash payments related to the discontinued operations during the six months ended December 31, 1994 of $24.0 million consisted of working capital requirements of the businesses prior to the sale, severance and other employee related costs, legal fees and settlements, costs related to the retained power plant engineering, procurement, and construction contracts, and closing costs.

The Company maintains a letter of credit facility with two banks. The facility may be used to fund draws under existing outstanding letters of credit issued thereunder, which totalled $32.3 million at December 31, 1994. The credit facility, which is available through July 1,

1995 is subject to certain restrictive covenants including, among others, liquidity ratio, tangible net worth, and limitations on capital investments.

The Company's non-recourse project financing represents long-term non-recourse debt related to the Viking projects. The notes provide for interest payments at 11.15 percent per annum due in quarterly installments of principal and interest through the year 2009. The Company has entered into negotiations with the lenders for the restructuring of the debt.

At December 31, 1994 cash totalling $0.6 million has been reserved for plant maintenance on the Viking projects in accordance with the terms of the non-recourse project financing. An additional $0.7 million is reserved for debt service.

The Company has received a formal call notice on its interest in the Naheola partnership from its partner, James River Corporation, for fair value. The project, which includes a chemical recovery boiler and cogeneration assets located at James River's Naheola Mill in Pennington, Alabama, has been in operation since March 1993. The timing and the actual call price has not yet been determined, pending a formal update of the financial projections and operating assumptions remaining in the project, which runs through 2013.

Management believes that existing cash, cash flow from operations and project distributions, and existing credit facilities will be sufficient to meet the ongoing requirements of the operations of the Company. In addition, the above sources can be supplemented with other external sources of funds to meet additional cash requirements if necessary.



PART II. - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K:

         (a)     Exhibits

         10.1 Credit Agreement (Letter of Credit Facility) dated December 30, 1994 among CRSS Inc., NationsBank of Texas, N.A. as agent and Texas Commerce Bank National Association

         27.1    Financial data schedule.

         (b)     Report on Form 8-K

                 None

                           CRSS INC. AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CRSS Inc.
                                        (Registrant)



Date February 7, 1995                   /s/ Bruce W. Wilkinson
                                        Bruce W. Wilkinson
                                        Chief Executive Officer and
                                        Chairman of the Board



Date February 7, 1995                   /s/ William J. Gardiner
                                        William J. Gardiner
                                        Senior Vice President/Chief
                                        Financial Officer and
                                        Treasurer (Principal
                                        Financial and Accounting
                                        Officer)

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER
- -------
10.1     Credit Agreement (Letter of Credit Facility) dated December 30, 1994 among CRSS Inc., NationsBank of Texas, N.A. as agent and Texas Commerce Bank National Association

27.1     Financial data schedule