Form 10-Q
period 1995-03-31
CRSS INC
filed 1995-05-10
CIK 25941

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1995

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
                                                                Yes  X  No
                                                                    ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class of Common Stock                         Outstanding at May 5, 1995
     ---------------------                         --------------------------
          $1 Par Value                                     12,808,096

                           CRSS INC. AND SUBSIDIARIES

                                   FORM 10-Q

                                 MARCH 31, 1995


                                     INDEX


                                                                                  PAGE NUMBER
                                                                                  -----------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         CRSS Inc.

         Consolidated Balance Sheet-
           March 31, 1995 and June 30, 1994  . . . . . . . . . . . . . . . . . . .        1

         Consolidated Statement of Operations-Three and
           Nine Months Ended March 31, 1995 and 1994 . . . . . . . . . . . . . . .        2

         Consolidated Statement of Cash Flows-Three and Nine
           Months Ended March 31, 1995 and 1994. . . . . . . . . . . . . . . . . .        3

         Equity Investment Partnerships of CRSS Inc.

         Combined Balance Sheet-
           March 31, 1995 and June 30, 1994  . . . . . . . . . . . . . . . . . . .        4

         Combined Statement of Operations-Three and
           Nine Months Ended March 31, 1995 and 1994 . . . . . . . . . . . . . . .        5

         Combined Statement of Cash Flows-Three and Nine
           Months Ended March 31, 1995 and 1994  . . . . . . . . . . . . . . . . .        6

         Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . .        7

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations . . . . . . . . . . . . .        8

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . .       11

PART I.   FINANCIAL INFORMATION
    ITEM I.  FINANCIAL STATEMENTS

                                   CRSS INC.
                           CONSOLIDATED BALANCE SHEET

                                                                        March 31,         June 30,
(DOLLARS IN THOUSANDS)                                                    1995              1994
                                                                          -----             ----
                                                                       (unaudited)
Assets
Current assets:
      Cash and cash equivalents                                          $ 21,519        $   2,229
      Accounts receivable                                                   3,027            4,664
      Deferred income taxes                                                 1,959            1,959
           Other current assets                                             6,432            5,546
           Net current assets from discontinued operations                  7,060           36,621
                                                                         --------         --------
           Total current assets                                            39,997           51,019
Property, plant and equipment, net                                         75,624           78,043
Net noncurrent assets from discontinued operations                          7,326            7,326
Other assets:
      Equity investment in partnerships                                    62,672           61,538
      Other noncurrent assets                                              10,090           12,746
                                                                         --------         --------
                                                                           72,762           74,284
                                                                         --------         --------
                                                                         $195,709         $210,672
                                                                         ========         ========
Liabilities and Shareholders' Equity
Current liabilities:
      Accounts payable                                                   $    944         $    946
      Current portion of long-term obligations                              3,200            3,096
      Other current liabilities                                             5,407            9,510
                                                                         --------         --------
           Total current liabilities                                        9,551           13,552
Non-recourse project financing                                             59,098           60,937
Other long-term obligations                                                 5,227            7,845
Deferred income taxes                                                      42,046           40,452
Shareholders' equity:
Preferred stock, no par value, 2,000,000 shares authorized
   but unissued                                                                 -                -
Common stock, $l.00 par value, 50,000,000 shares
    authorized; issued March 31, 1995 - 16,651,000 shares
    and June 30, 1994 - 16,492,000                                         16,651           16,492
Additional paid-in capital                                                 70,546           69,253
Retained earnings                                                          22,502           29,184
                                                                         --------         --------
                                                                          109,699          114,929
Treasury stock, at cost, 3,843,000 shares at
   March 31, 1995 and 3,574,000 shares at June 30, 1994                   (29,868)         (26,946)
Other                                                                         (44)             (97)
                                                                         --------         --------
                                                                           79,787           87,886
                                                                         --------         --------
                                                                         $195,709         $210,672
                                                                         ========         ========

See Notes to Unaudited Consolidated and Combined Financial Statements

                                   CRSS INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                                    Three Months Ended           Nine Months Ended
                                                                         March 31,                 March 31,
                                                                         ---------                 ---------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                     1995         1994         1995        1994
                                                                     ----         ----         ----        ----
Revenues:
Electricity and steam sales                                        $ 6,432      $ 6,276       $19,218      $19,044
Operations and administrative service fees                             797          765         2,473        2,881
Other revenues                                                          25           26            77           76
                                                                   -------      -------       -------      -------
                                                                     7,254        7,067        21,768       22,001

Costs and expenses:
   Plant operations                                                  5,445        5,330        16,619       15,837
   General and administrative                                        2,585          572         7,563        4,745
   Marketing and project development                                   834          710         1,832        1,992
                                                                   -------      -------       -------      -------
                                                                     8,864        6,612        26,014       22,574
Equity income in partnerships                                        4,817        3,216        14,272       10,802
                                                                   -------      -------       -------      -------

Operating income from continuing operations                          3,207        3,671        10,026       10,229

Other income (expense):
   Non-operating income                                                260           19           741          209
   Interest expense                                                 (1,733)      (1,851)       (5,290)      (5,621)
   Minority interest in earnings                                         -           13             -         (455)
                                                                   -------      -------       -------      -------
                                                                    (1,473)      (1,819)       (4,549)      (5,867)
                                                                   -------      -------       -------      -------

Earnings from continuing operations before income tax                1,734        1,852         5,477        4,362
Income tax expense                                                     626          796         2,273        1,876
                                                                   -------      -------       -------      -------
Earnings from continuing operations                                  1,108        1,056         3,204        2,486

Earnings (loss) from discontinued operations, net of
   income tax benefit of $3,277 for the nine months ended
   March 31, 1995 and expense of $314 and $1,120
   for the three and nine months ended March 31, 1994,
   respectively                                                          -          244        (8,723)       1,028
                                                                   -------      -------       -------      -------


Net earnings (loss)                                                $ 1,108      $ 1,300       $(5,519)     $ 3,514
                                                                   =======      =======       =======      =======


Primary and fully diluted earnings (loss) per common share:
   Earnings from continuing operations                             $  0.09      $  0.08       $  0.25      $  0.19
   Net earnings (loss)                                             $  0.09      $  0.10       $ (0.42)     $  0.27
                                                                   =======      =======       =======      =======

Weighted average common shares outstanding                          12,904       13,105        13,062       13,061
                                                                   =======      =======       =======      =======
Dividends per common share                                         $  0.03      $  0.03       $  0.09      $  0.09
                                                                   =======      =======       =======      =======


     See Notes to Unaudited Consolidated and Combined Financial Statements.

                                   CRSS INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                             Nine Months Ended
                                                                                  March 31,
                                                                           ----------------------
(DOLLARS IN THOUSANDS)                                                     1995              1994
                                                                           ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Earnings from continuing operations                                       $ 3,204         $  2,486

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
  Deferred income taxes                                                     1,594            2,796
  Depreciation and amortization                                             2,472            2,467
  Equity income in partnerships                                           (14,272)         (10,802)
  (Increase) decrease in receivables                                        1,637           (1,095)
  Increase in other current assets                                           (886)            (628)
  Decrease in accounts payable and other current
       liabilities                                                         (3,600)          (1,544)
  Distributions from partnerships                                          13,138           5,534
  Payments (to) from discontinued operations                              (22,217)           8,430
  Other operating activities                                                   68           (1,122)
                                                                          -------         --------
  Net cash provided by (used in) operating activities                     (18,862)           6,522

CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in investments in affiliates                                         -          (30,000)
  Payments from discontinued operations                                         -              572
  Proceeds from sale of discontinued operations                            42,983                -
                                                                          -------         --------
  Net cash provided by (used in) investing activities                      42,983          (29,428)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term obligations                                        (1,715)          (1,580)
  Proceeds from short-term borrowings                                           -            9,200
  Redemption of stock of subsidiary                                             -          (17,000)
  Proceeds from exercise of stock options                                     933              668
  Purchase of treasury shares                                              (2,885)               -
  Contributions from minority interest                                          -            5,700
  Dividends paid on common stock                                           (1,164)          (1,149)
                                                                          -------         --------
  Net cash used in financing activities                                    (4,831)          (4,161)
                                                                          -------         --------

Net increase (decrease) in cash and cash equivalents                       19,290          (27,067)
Cash and cash equivalents at beginning of period                            2,229           28,220
                                                                          -------         --------
Cash and cash equivalents at end of period                                $21,519         $  1,153
                                                                          =======         ========


See Notes to Unaudited Consolidated and Combined Financial Statements.

                  EQUITY INVESTMENT PARTNERSHIPS OF CRSS INC.
                             COMBINED BALANCE SHEET

                                                                         March 31,        June 30,
(DOLLARS IN THOUSANDS)                                                     1995             1994
                                                                           ----             ----
                                                                        (unaudited)
Assets
Current assets:
      Cash and cash equivalents                                          $ 24,247         $ 51,304
      Accounts receivable                                                  17,874           18,272
      Accounts receivable from affiliates                                   2,672            2,735
      Prepaid expenses and other assets                                     2,191            2,874
                                                                         --------         --------
           Total current assets                                            46,984           75,185
Restricted cash                                                            59,102           47,392
Property, plant and equipment, net                                        481,781          488,525
Power purchase agreement, net                                              55,667           60,030
Other noncurrent assets                                                       960            1,014
                                                                         --------         --------
                                                                         $644,494         $672,146
                                                                         ========         ========
Liabilities and Partners' Capital
Current liabilities:
      Accounts payable                                                   $    622         $     72
      Accounts and notes payable to affiliates                              5,810            5,699
      Current portion of long-term obligations                             28,875           27,626
      Operations and maintenance reserves                                   3,806            4,508
      Other current liabilities                                            12,254           15,202
                                                                         --------         --------
           Total current liabilities                                       51,367           53,107
Non-recourse project financing                                            427,938          460,989
Other long-term obligations                                                39,433           34,661
Partners' capital                                                         125,756          123,389
                                                                         --------         --------
                                                                         $644,494         $672,146
                                                                         ========         ========

Supplemental information:
Partners' capital                                                        $125,756         $123,389
Attributable to other partners                                            (63,084)         (61,851)
                                                                         --------         --------
CRSS' equity investment in partnerships                                  $ 62,672         $ 61,538
                                                                         ========         ========

See Notes to Unaudited Consolidated and Combined Financial Statements

                  EQUITY INVESTMENT PARTNERSHIPS OF CRSS INC.
                        COMBINED STATEMENT OF OPERATIONS
                                  (UNAUDITED)


                                                                    Three Months Ended           Nine Months Ended
                                                                         March 31,                 March 31,
                                                                         ---------                 ---------
(DOLLARS IN THOUSANDS)                                               1995         1994         1995        1994
                                                                     ----         ----         ----        ----
Revenues:
Electricity and steam sales                                        $46,006      $46,140      $135,296     $134,865


Costs and expenses:
   Plant operations                                                 24,660       26,755        70,417       74,201
   General and administrative                                        1,009        1,394         3,719        4,302
                                                                   -------     --------      --------     --------
                                                                    25,669       28,149        74,136       78,503
                                                                   -------     --------      --------     --------
Operating income                                                    20,337       17,991        61,160       56,362
Interest expense                                                   (10,628)     (11,505)      (32,434)     (34,640)
                                                                   -------     --------      --------     --------

Net earnings                                                       $ 9,709     $  6,486      $ 28,726     $ 21,722
                                                                   =======     ========      ========     ========

Supplemental information:
Net earnings                                                       $ 9,709      $ 6,486       $28,726      $21,722
Attributable to other partners                                      (4,892)      (3,270)      (14,454)     (10,920)
                                                                   -------     --------      --------     --------
CRSS' equity income in partnerships                                $ 4,817     $  3,216      $ 14,272     $ 10,802
                                                                   =======     ========      ========     ========





See Notes to Unaudited Consolidated and Combined Financial Statements.

                  EQUITY INVESTMENT PARTNERSHIPS OF CRSS INC.
                        COMBINED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                             Nine Months Ended
                                                                                 March 31,
                                                                              ------------
(DOLLARS IN THOUSANDS)                                                     1995              1994
                                                                           ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                              $28,726         $ 21,722

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
  Depreciation and amortization                                            22,158           20,954
  Loss on replacement of equipment                                            130              189
  Decrease in receivables                                                     461            5,525
  (Increase) decrease in prepaid expenses and other assets                    682             (956)
  Increase (decrease) in accounts payable and other current
         liabilities                                                       (1,185)            (234)
                                                                           -------        ---------
    Net cash provided by operating activities                              50,972           47,200

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment                              (11,126)         (18,184)
  Increase in restricted cash                                             (11,710)         (12,253)
                                                                          --------        ---------
  Net cash used in investing activities                                   (22,836)         (30,437)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on non-recourse project financing                              (31,804)         (40,034)
  Proceeds from non-recourse project financing                                  -           14,070
  Increase in other long-term obligations                                   2,972            9,885
  Contributions from partners                                                   -           30,000
  Distributions to partners                                               (26,361)         (11,107)
                                                                          --------         --------
  Net cash provided by (used in) financing activities                     (55,193)           2,814
                                                                          --------        --------

Net increase (decrease) in cash and cash equivalents                      (27,057)          19,577
Cash and cash equivalents at beginning of period                           51,304          11,144
                                                                           ------          ------
Cash and cash equivalents at end of period                               $ 24,247         $ 30,721
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

In the opinion of management, the accompanying unaudited Consolidated and Combined Financial Statements contain all adjustments necessary to present fairly the respective financial positions of the Company and the Partnerships as of March 31, 1995, the results of operations for the three and nine months ended March 31, 1995 and 1994 and cash flows for the nine months ended March 31, 1995 and 1994. All adjustments are of a normal recurring nature. These unaudited Consolidated and Combined Financial Statements should be read in conjunction with the audited Consolidated and Combined Financial Statements included in the June 30, 1994 Annual Report to Shareholders. The results of operations for the three and nine months ended March 31, 1995 are not necessarily indicative of the results to be expected for the full fiscal year. Certain amounts in the prior period Consolidated Financial Statements have been reclassified to conform to the current year presentation.


NOTE 2.  DISCONTINUED OPERATIONS

As of June 30, 1994, the design, engineering and construction management segment was reflected as discontinued operations in conjunction with the Company's plan to dispose of this business.

On July 21, 1994, the Company sold CRSS Architects, Inc. to Hellmuth, Obata & Kassabaum, Inc. ("HOK"). Total consideration amounted to $6.8 million, consisting of $4.8 million in cash at closing and a $2.0 million sharing of future net cash distributions from the Peace Shield project, of which $0.6 million was received during the nine months ended March 31, 1995.

On July 29, 1994, the Company sold its engineering and construction management operations, consisting primarily of CRSS Constructors, Inc. and certain assets and liabilities of CRS Sirrine Engineers, Inc. to Jacobs Engineering Group, Inc. ("Jacobs"). Total consideration paid by Jacobs through March 31, 1995 was $37.8 million in cash, representing $14.0 million over the aggregate book value of the business acquired. Subsequent to March 31, 1995, the Company received an additional $0.4 million from Jacobs as a final purchase price adjustment.

Net assets from discontinued operations at March 31, 1995 consists primarily of the assets and liabilities of the retained power plant contracts (primarily receivables and payables), cash of $7.8 million held by CRSS's captive insurance company net of claims reserves of $6.3 million, NaTec's investment in the White River Nahcolite Minerals joint venture, deferred taxes, legal claims reserves and accrued discontinuance costs.




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

CONTINUING OPERATIONS
Consolidated earnings from continuing operations for the three months ended March 31, 1995 were $1.1 million, or $0.09 per share, compared to $1.1 million, or $0.08 per share, for the three months ended March 31, 1994. For the nine months ended March 31, 1995, consolidated earnings from continuing operations were $3.2 million, or $0.25 per share, compared to $2.5 million, or $0.19 per share for the nine months ended March 31, 1994.

Total revenues for the three months ended March 31, 1995 of $7.3 million were relatively consistent with the corresponding period of the prior year. For the nine months ended March 31, 1995, total revenues were $21.8 million compared to $22.0 million for the nine months ended March 31, 1994. The decrease was primarily attributable to lower operations and maintenance services provided by the Company to the Hopewell project during the current year.

Plant operations costs of $5.4 million for the three months ended March 31, 1995 were relatively consistent with prior year costs for the same period. Higher wood fuel prices during the first quarter of the year resulted in an increase in plant operations costs of $0.8 million for the nine months ended March 31, 1995 as compared to the nine months ended March 31, 1994. The higher wood fuel prices were attributable to difficulties in procuring adequate wood supplies during the period.

General and administrative expenses for the quarter ended March 31, 1995 were $2.0 million higher than the corresponding period of the prior year. The increase is due to the prior year amount including approximately $0.7 million of reimbursements of prior expenses related to a developmental project, a $0.7 million reduction to legal claims reserves due to favorable claims developments, and approximately $0.5 million of collections of a receivable that had previously been written off. General and administrative expenses for the nine months ended March 31, 1995 of $7.6 million, were $2.8 million higher than the prior year amount of $4.7 million. In addition to the items noted above, the prior amount also included expense reimbursements of $1.6 million related to a developmental project received during the first quarter.

Marketing and project development costs for the three months ended March 31,1995 were $0.8 million compared to $0.7 million for the three months ended March 31, 1994. For the nine months ended March 31, 1995, marketing and project development costs were $1.8 million compared to $2.0 million for the corresponding period of the prior year. The decreases in current year costs are primarily due to expense reimbursements received related to a current developmental project.

Non-operating income increased $0.2 million and $0.5 million for the three and nine months ended March 31, 1995, respectively, as compared to the corresponding periods of the prior year. The increases are due to higher cash balances available for investment in addition to higher rates of interest during the current year. Interest expense, which is primarily related to the long-term non-recourse debt used to finance the Viking cogeneration facilities, was $0.1 million lower for the quarter ended March 31, 1995, and $0.3 million lower for the nine months ended March 31, 1995 as compared to the prior year amounts. The decreases are due to reductions in the outstanding principal balances on the non-recourse debt.

Minority interest in earnings for the three and nine months ended March 31, 1994 represents the minority interest in CRSS Capital previously owned by Paribas North America, Inc. ("Paribas"). The Company (via redemption by CRSS Capital) repurchased all of the common stock of CRSS Capital owned by Paribas on January 31, 1994 resulting in CRSS Capital becoming wholly-owned by the Company.

EQUITY INCOME IN PARTNERSHIPS
Equity income in partnerships reflects CRSS Capital's 50 percent interest in the Hopewell, Naheola, and Appomattox power and cogeneration facilities and the
47.5 percent interest in the Westwood facility.

Equity income in partnerships increased from $3.2 million for the three months ended March 31, 1994 to $4.8 million for the three months ended March 31, 1995, an increase of $1.6 million, or 50 percent. The increase is primarily due to improved operating results at all four projects. Equity income in partnerships for the nine months ended March 31, 1995 was $14.3 million compared to $10.8 million for the nine months ended March 31, 1994, representing an increase of $3.5 million, or 32 percent. In addition to the items noted above, the increase for the nine months ended March 31, 1995 is primarily due to the Westwood project, which experienced an unscheduled outage during the first quarter of the prior fiscal year. Also contributing to the current year increase was a retroactive rate adjustment at the Appomattox facility during the second quarter.

DISCONTINUED OPERATIONS
Earnings from discontinued operations for the three and nine months ended March 31, 1994 reflect the operating results of the design, engineering and construction management segment which was classified as discontinued operations as of June 30, 1994, in conjunction with the Company's plan to dispose of this business. As further discussed below under "Liquidity and Capital Resources", the Company sold its primary subsidiaries related to this business segment during the first quarter of fiscal year 1995. As part of the sale transactions, CRSS retained certain assets and liabilities, the majority of which relate to four power plant engineering, procurement, and construction contracts which were substantially complete or in the later stages of completion. Additionally, the Company agreed to indemnify the purchasers against certain legal claims. During the three months ended September 30, 1994, the Company recorded an additional reserve of $9.5 million for the discontinued design, engineering and construction management segment related to changes in the estimates to complete these power plant contracts and for additional legal claims reserves.

During the three months ended September 30, 1994, the Company also increased its provision for the estimated loss on disposal of its holdings in NaTec Resources, Inc. ("NaTec"), the discontinued acid rain/pollution control segment, by an additional $2.5 million. See further discussion under "Liquidity and Capital Resources".

CONSOLIDATED RESULTS
Consolidated net earnings for the three months ended March 31, 1995, were $1.1 million, or $0.09 per share versus net earnings of $1.3 million, or $0.10 per share for the corresponding period of the prior year. For the nine months ended March 31, 1995, consolidated net loss was $5.5 million, or $0.42 per share versus net earnings of $3.5 million, or $0.27 per share for the nine months ended March 31, 1994.


LIQUIDITY AND CAPITAL RESOURCES

Working capital at March 31, 1995, totalled $30.4 million, which included $21.5 million in cash and cash equivalents. As of June 30, 1994, working capital was $37.5 million, which included cash and cash equivalents of $2.2 million. The $14.0 million increase in cash and cash equivalents for the period from June 30, 1994 to March 31, 1995 is primarily due to the sale of the discontinued design, engineering and construction management segment, as further discussed below, and distributions from the equity investment partnerships of $13.1 million.

On July 21, 1994, the Company sold CRSS Architects, Inc. to Hellmuth, Obata & Kassabaum, Inc. ("HOK"). Total consideration amounted to $6.8 million, consisting of $4.8 million in cash at closing and a $2.0 million sharing of future net cash distributions from the Peace Shield project, of which $0.6 million was received during the nine months ended March 31, 1995.

On July 29, 1994, the Company sold its engineering and construction management operations, consisting primarily of CRSS Constructors, Inc. and certain assets and liabilities of CRS Sirrine Engineers, Inc., to Jacobs Engineering Group, Inc. ("Jacobs"). Total consideration paid by Jacobs through March 31, 1995 was $37.8 million in cash, representing $14.0 million over the aggregate book value of the business acquired. Subsequent to March 31, 1995, the Company received an additional $0.4 million from Jacobs as a final purchase price adjustment.

Cash payments related to the discontinued operations during the nine months ended March 31, 1995 of $22.2 million consisted of working capital requirements of the businesses prior to the sale, severance and other employee related costs, legal fees and settlements, costs related to the retained power plant engineering, procurement, and construction contracts, and closing costs.

The Company maintains a letter of credit facility with two banks. The facility may be used to fund draws under existing outstanding letters of credit issued thereunder, which totalled $9.0 million at March 31, 1995. The credit facility, which is available through July 1, 1995 is subject to certain restrictive covenants including, among others, liquidity ratio, tangible net worth, and limitations on capital investments.

The Company's non-recourse project financing represents long-term non-recourse debt related to the Viking projects. The notes provide for interest payments at 11.15 percent per annum due in quarterly installments of principal and interest through the year 2009. The Company has entered into negotiations with the lenders for the restructuring of the debt.

At March 31, 1995 cash totalling $0.6 million has been reserved for plant maintenance on the Viking projects in accordance with the terms of the non-recourse project financing. An additional $0.7 million is reserved for debt service.

The Company has reached a settlement with James River Corporation regarding the call notice it received on its interest in the Naheola partnership. The project, which includes a chemical recovery boiler and cogeneration assets located at James River's Naheola Mill in Pennington, Alabama, has been in operation since March 1993. Under the terms of the settlement agreement, the Company will receive $38.1 million, payable by May 19, 1995, in exchange for its partnership interest.

NaTec has reached an agreement in principle (the "Acquisition Agreement") to sell its interest in White River Nahcolite Minerals, Limited Liability Company ("White River") to North American Chemical Company. Under the terms of the Acquisition Agreement, which is subject to various conditions, including approval by the NaTec shareholders, NaTec will receive $10.0 million, payable $6.0 million at closing with the balance to be paid with a non-interest bearing note payable in quarterly installments according to a formula based on sales of White River's production of sodium bicarbonate, over a period of five years. The note is secured by the assets of White River. The Board of Directors of NaTec has also approved the liquidation of NaTec, subject to shareholder approval. Proceeds from the sale of NaTec's investment in White River will be used to satisfy the claims of CRSS and other creditors, and CRSS as the holder of NaTec's preferred stock. As of March 31, 1995, the Company has receivables from NaTec of approximately $7.6 million consisting of notes, interest, and dividends receivable. Effective April 14, 1995, CRSS converted a portion of its NaTec Series A Cumulative Convertible Exchangeable Preferred Stock and all of its NaTec Series B and Series C Cumulative Convertible Exchangeable Preferred Stock into 1,402,749 shares of common stock. Upon this conversion, the Company owns 13,499,449 shares, or approximately 50.2 percent of the outstanding common shares of NaTec, and 44,380 shares, or 100 percent of the outstanding preferred shares of NaTec.

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


                                                       CRSS Inc.
                                                       ---------
                                                       (Registrant)



Date     May 8, 1995                                    /s/    Bruce W. Wilkinson
    --------------------                               --------------------------
                                                       Bruce W. Wilkinson
                                                       Chief Executive Officer and
                                                       Chairman of the Board



Date     May 8, 1995                                    /s/     William J. Gardiner
    ---------------------                              ----------------------------
                                                       William J. Gardiner
                                                       Senior Vice President/Chief
                                                       Financial Officer and
                                                       Treasurer (Principal
                                                       Financial and Accounting
                                                       Officer)

                                 EXHIBIT INDEX

Exhibit
  No.
- -------
27.1                 Financial Data Schedule